Form 10-Q
period 1994-03-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1994-05-11
CIK 351708

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


                                  FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934



    For the period ended                    March 31, 1994
                          ------------------------------------------------------


                                     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

    For the transition period from ______________ to_____________
    Commission file number  0-10743
                            -------



                      MCNEIL REAL ESTATE FUND XII, LTD.
- - --------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



     California                                    94-2717957
- - --------------------------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)



           13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- - --------------------------------------------------------------------------------
            (Address of principal executive offices)      (Zip code)



Registrant's telephone number, including area code      (214) 448-5800
                                                   ----------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

                      MCNEIL REAL ESTATE FUND XII, LTD.

                        PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - ------  --------------------

                               BALANCE SHEETS
                                 (Unaudited)

                                                     March 31,    December 31,
                                                        1994          1993
                                                    ------------  -------------
ASSETS
- - ------
Real estate investments:
 Land............................................. $  7,083,014   $  7,108,968
 Building and improvements........................   89,071,821     89,085,041
                                                    -----------    -----------
                                                     96,154,835     96,194,009
 Less: Accumulated depreciation and amortization..  (44,562,483)   (43,889,170)
                                                    -----------    -----------
                                                     51,592,352     52,304,839

Assets held for sale..............................   11,202,122     11,421,936

Cash and cash equivalents ($251,064 and $347,986
 segregated for security deposits at March 31,
 1994 and December 31, 1993, respectively)........      760,883      5,286,015
Accounts receivable, less allowance for doubtful
 accounts of $36,410 at March 31, 1994 and
 December 31, 1993................................      473,742        381,737
Prepaid expenses and other assets.................      263,579        289,275
Escrow deposits...................................    1,892,978      1,504,609
Deferred borrowing costs, net of accumulated
 amortization of $745,010 and $715,830 at March 31,
 1994 and December 31, 1993, respectively.........    1,644,475      1,641,689
                                                    -----------    -----------
                                                   $ 67,830,131   $ 72,830,100
                                                    ===========    ===========

LIABILITIES AND PARTNERS' DEFICIT
- - ---------------------------------

Mortgage notes payable, net....................... $ 79,443,820   $ 79,867,507
Mortgage notes payable - affiliate................           --      1,603,135
Accounts payable..................................      661,753        647,869
Accrued expenses..................................       18,629        128,240
Accrued interest..................................    1,666,972      1,599,238
Accrued property taxes............................    1,329,671      1,224,990
Advances from Southmark...........................       31,088         30,655
Advances from affiliates - General Partner........    1,706,292      3,346,441
Payable to affiliates - General Partner...........    4,979,555      5,292,511
Security deposits and deferred rental income......      699,477        684,379
                                                    -----------    -----------
                                                     90,537,257     94,424,965
                                                    -----------    -----------

Partners' deficit:
 Limited partners - 240,000 limited partnership
   units authorized; 230,584 and 230,817 limited
   partnership units issued and outstanding at
   March 31, 1994 and December 31, 1993,
   respectively...................................  (13,921,467)   (13,138,511)
 General Partner..................................   (8,785,659)    (8,456,354)
                                                    -----------    -----------
                                                    (22,707,126)   (21,594,865)
                                                    -----------    -----------
                                                   $ 67,830,131   $ 72,830,100
                                                    ===========    ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

               See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XII, LTD.

                          STATEMENTS OF OPERATIONS
                                 (Unaudited)

                                                   Three Months Ended
                                                       March 31,
                                            ---------------------------------
                                               1994                   1993
                                            -----------          ------------

Revenue:
 Rental revenue...........................  $  5,431,785         $  5,897,134
 Interest.................................        13,172               14,289
                                             -----------          -----------
   Total revenue..........................     5,444,957            5,911,423
                                             -----------          -----------
Expenses:
 Interest.................................     1,867,880            2,363,195
 Interest - affiliates....................        31,005               86,914
 Depreciation and amortization............     1,145,877            1,169,652
 Property taxes...........................       448,749              544,900
 Personnel expenses.......................       718,484              656,593
 Repairs and maintenance..................       696,363              675,175
 Property management fees - affiliates....       267,973              296,821
 Utilities................................       599,702              616,520
 Other property operating expenses........       321,092              289,948
 General and administrative...............        42,528               93,075
 General and administrative - affiliates..       129,468              251,701
                                             -----------          -----------
   Total expenses.........................     6,269,121            7,044,494
                                             -----------          -----------

Net loss..................................  $   (824,164)        $ (1,133,071)
                                             ===========          ===========

Net loss allocable to limited partners....  $   (782,956)        $ (1,076,418)
Net loss allocable to General Partner.....       (41,208)             (56,653)
                                             -----------          -----------
Net loss..................................  $   (824,164)        $ (1,133,071)
                                             ===========          ===========

Net loss per limited partnership unit.....  $      (3.40)        $      (4.66)
                                             ===========          ===========




The financial information included herein has been prepared by management without audit by independent public accountants.

               See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XII, LTD.

                       STATEMENTS OF PARTNERS' DEFICIT
                                 (Unaudited)

             For the Three Months Ended March 31, 1994 and 1993




                                                                   Total
                                      General       Limited        Partners'
                                      Partner       Partners       Deficit
                                   -------------  -------------  -------------

Balance at December 31, 1992.....  $ (7,473,458)  $(17,108,329)  $(24,581,787)

Net loss.........................       (56,653)    (1,076,418)    (1,133,071)

Contingent Management Incentive
 Distribution....................       (54,417)            --        (54,417)
                                    -----------    -----------    -----------
Balance at March 31, 1993........  $ (7,584,528)  $(18,184,747)  $(25,769,275)
                                    ===========    ===========    ===========


Balance at December 31, 1993.....  $ (8,456,354)  $(13,138,511)  $(21,594,865)

Net loss.........................       (41,208)      (782,956)      (824,164)

Contingent Management Incentive
 Distribution....................      (288,097)            --       (288,097)
                                    -----------    -----------    -----------


Balance at March 31, 1994........  $ (8,785,659)  $(13,921,467)  $(22,707,126)
                                    ===========    ===========    ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XII, LTD.

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

              Increase (Decrease) in Cash and Cash Equivalents



                                                      Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                      1993           1992
                                                   -----------    -----------

Cash flows from operating activities:
 Cash received from tenants.....................  $  5,321,268   $  5,969,826
 Cash paid to suppliers.........................    (2,329,260)    (2,015,765)
 Cash paid to affiliates........................      (998,494)      (293,956)
 Interest received..............................        13,172         14,289
 Interest paid..................................    (1,721,522)    (2,178,157)
 Interest paid to affiliates....................      (470,489)       (24,522)
 Property taxes paid............................      (817,767)      (845,576)
                                                   -----------    -----------
Net cash provided by (used in) operating
 activities.....................................    (1,003,092)       626,139
                                                   -----------    -----------

Cash flows used in investing activities:
 Additions to real estate investments...........      (213,577)      (470,745)
                                                   -----------    -----------

Cash flows from financing activities:
 Principal payments on mortgage notes
   payable......................................      (472,698)      (741,240)
 Additions to deferred borrowing costs..........       (31,966)       (35,737)
 Mortgage loans from affiliates.................            --        793,535
 Repayment of mortgage loans from affiliates....    (1,603,135)            --
 Advances from affiliates - General Partner.....         6,000             --
 Repayment of advances from affiliates -
   General Partner..............................    (1,206,664)            --
                                                   -----------    -----------
Net cash provided by (used in) financing
 activities.....................................    (3,308,463)        16,558
                                                   -----------    -----------

Net increase (decrease) in cash and cash
 equivalents....................................    (4,525,132)       171,952

Cash and cash equivalents at beginning of
 period.........................................     5,286,015        665,160
                                                   -----------    -----------

Cash and cash equivalents at end of period......  $    760,883   $    837,112
                                                   ===========    ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

               See accompanying notes to financial statements.

                      MCNEIL REAL ESTATE FUND XII, LTD.

                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)

             Reconciliation of Net Loss to Net Cash Provided by
                            Operating Activities



                                                   Three Months Ended
                                                        March 31,
                                              -----------------------------
                                                   1994           1993
                                              -------------   -------------

Net loss....................................  $   (824,164)   $ (1,133,071)
                                               -----------     -----------
Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depreciation and amortization..............     1,145,877       1,169,652
 Amortization of deferred borrowing costs...        29,180          69,673
 Amortization of discounts on mortgage
  notes payable.............................        49,011          72,082
 Net interest added on advances from
  affiliates - General Partner..............        23,904          62,392
 Net interest added on advances from
  Southmark.................................           433             432
 Changes in assets and liabilities:
  Accounts receivable.......................       (92,005)         13,584
  Prepaid expenses and other assets.........        25,696          32,246
  Escrow deposits...........................      (388,369)       (477,456)
  Accounts payable..........................        13,884         267,765
  Accrued expenses..........................      (109,611)         16,066
  Accrued interest..........................      (395,654)         42,852
  Accrued property taxes....................       104,681         157,902
  Payable to affiliates - General Partner...      (601,053)        254,565
  Security deposits and deferred rental
   income...................................        15,098          77,455
                                               -----------     -----------

   Total adjustments........................      (178,928)      1,759,210
                                               -----------     -----------

Net cash provided by operating activities...  $ (1,003,092)   $    626,139
                                               ===========     ===========



The financial information included herein has been prepared by management without audit by independent public accountants.

               See accompanying notes to financial statements.

                      McNEIL REAL ESTATE FUND XII, LTD.

                        Notes to Financial Statements
                                 (Unaudited)

                               March 31, 1994

NOTE 1.
- - ------

McNeil Real Estate Fund XII, Ltd. (the "Partnership") was organized February 2, 1981 as a limited partnership organized under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The Partnership is governed by an amended and restated limited partnership agreement, dated September 6, 1991 (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

NOTE 2.
- - ------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1993, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XII, Ltd. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- - ------

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. The Partnership has suffered recurring losses from operations and has a net Partners' deficit that raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 4.
- - ------

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

NOTE 5.
- - ------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive a property management fee from such commercial properties equal to 3% of the property's gross rental receipts plus commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Affiliates of the General Partner have advanced funds to the Partnership to meet working capital requirements. These advances and mortgage loans accrue interest at a rate equal to the prime lending rate plus 1%.

Under terms of the Amended Partnership Agreement, the Partnership is paying a Management Incentive Distribution ("MID") to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consists of two components: (i) the fixed portion which is payable without respect to the net income of the Partnership and is equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which is payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID"). The maximum MID percentage decreases subsequent to 1999.

The General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects the calculation and payment of the MID will remain the same.
This modified MID became effective July 1, 1993.

Fixed MID was payable in limited partnership units ("Units") unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID in which case, at the General Partner's option, the Fixed MID could have been paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units.
A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID is treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID is treated as a distribution to the General Partner.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                Three Months Ended
                                                     March 31,
                                              -----------------------
                                                1994          1993
                                              ---------     ---------

Charged to other assets:
 Prepaid expenses........................    $       --     $    1,571
Property management fees - affiliates....       267,973        296,821
Interest - affiliates....................        31,005         86,914
Charged to general and administrative -
 affiliates:
 Partnership administration..............       129,468        155,141
 Fixed MID...............................            --         96,560
                                              ---------      ---------
                                             $  428,446     $  637,007
                                              =========      =========

Charged to General Partner's deficit:
 Contingent MID..........................    $  288,097     $   54,417
                                              =========      =========

NOTE 5.
- - ------

The mortgages encumbering two of the Partnership's properties, Channingway and Village East, contain provisions which may give the lenders the right to accelerate the mortgage debt as a result of the approved restructuring. The General Partner has requested that the lenders waive their right to accelerate the mortgage debt. The lenders may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained as to any mortgage, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt, which approximated $16 million at March 31, 1994. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, any such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided by the current mortgage. Furthermore, if alternative financing cannot be obtained, each lender could foreclose on the property securing its mortgage amount.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------   ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
- - -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At March 31, 1994, the Partnership owned nine apartment properties and two shopping centers. All of the Partnership's properties are subject to mortgage notes.

There has been no significant change in financial condition of the Partnership since December 31, 1993. The Partnership reported a net loss of $824,164 for the first three months of 1994 as compared to a net loss of $1,133,071 for the same period in 1993. Revenues in 1994 were $5,444,957 as compared to $5,911,423 in 1993, while expenses decreased to $6,269,121 from $7,044,494.

Net cash used in operating activities was $1,003,092 for the period. After expenditures of $213,577 for capital improvements, $423,687 in principal payments on mortgage notes, and $31,331 in deferred borrowing costs plus payment of mortgage loans and advances from affiliates of $2,803,799, the net decrease in cash of $4,525,132 was deducted from cash and cash equivalents, giving a balance of $760,883 at March 31, 1994 as compared to $837,112 at March 31, 1993.

The balances of cash and cash equivalents held at March 31, 1994 include $251,064 for tenant security deposits held in interest bearing accounts, whereas at December 31, 1993, $347,986 was segregated.

There has been no significant change in the operations of the Partnership's properties since December 31, 1993. See "Revenue" and "Expenses" below for additional information regarding changes between years.

RESULTS OF OPERATIONS
- - ---------------------

Revenue:

Rental revenue for the first three months of 1994 was $5,431,785 as compared to $5,897,134 for the same period in 1993. This decrease of $465,349 or 7.9% is primarily due to the loss of $862,647 in rental revenue generated from Cedar Mill Crossing, which was sold in December 1993. This decrease was offset by rental increases at ten of the remaining eleven properties and an overall average increase in occupancy rates.

Expenses:

Partnership expenses decreased by $775,373 for the first three months of 1994 as compared to the same period last year primarily due to the sale of Cedar Mill Crossing. The effects from this transaction were declines of $327,794 for interest, $106,770 for depreciation, $83,098 for property taxes, $48,079 for personnel expenses, $79,549 for repairs and maintenance, $43,410 for property management fees - affiliates, $91,423 for utilities and $44,828 other property operating expenses.

In addition to the sale of Cedar Mill Crossing, other factors affected the level of expenses reported by the remaining properties. Interest expense decreased $167,954 or 8.3% due to the refinancing of the mortgage note payable at Brendon Way, and the reduction of the mortgage principal balance through the sale of a parcel of land at Plaza Westlake in 1993. Interest expense - affiliates decreased by $55,910 or 64.3% for the first three months of 1994 as compared to the same period in 1993 due to the repayment of affiliate loans and advances.

Depreciation expense increased by $82,995 or 7.8% for the three months ended March 31, 1994 as compared to the same period in 1993 due to the increase in capital improvements made at the properties.

Personnel expenses increased by $109,970 or 18% for the first three months of 1994 as compared to the same period in 1994 due to additional part-time staff, an increase in maintenance employee hours, and an increase in incentive bonus' paid.

Repairs and maintenance increased by $101,170 or 17% for the first three months of 1994 as compared to the same period in 1993 due to increases in grounds maintenance, snow removal and expenses associated with preparing vacated units for occupancy.

Utilities increased by $74,605 or 14.2% for the first three months of 1994 as compared to the same period in 1993 primarily relates to the increase in overall occupancy at the properties, resulting in an increase in the usage of utilities by the properties.

Other property operating increased by $75,971 for the first three months of 1994 as compared to the same period in 1993 primarily due to increases in professional services, bad debt and hazard insurance.

General and administrative decreased by $50,547 or 54.3% for the first three months of 1994 as compared to the same period in 1993 primarily due to a reduction in tax preparation costs incurred by the partnership in 1994.

General and administrative - affiliates decreased $122,233 or 48.6% for the first three months of 1994 as compared to 1993, primarily due to an amendment to the Amended Partnership agreement which eliminated the Fixed MID effective July 1993.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At March 31, 1994, the Partnership held cash and cash equivalents of $760,883 (of which $251,064 was segregated for tenant security deposits), down $5,286,016 from the balance at December 31, 1993. In January, the Partnership paid $2,400,000 to the General Partner for repayment of advances, accrued interest and fees. Also, the Partnership repaid all mortgage loans to McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII") totaling $1,603,135.

The Partnership's working capital needs have been supported by advances from affiliates during the past several years. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occurring as funds became available; other advances were longer term in nature due to lack of funds for repayment. The General Partner has also allowed the Partnership to defer payment of Contingent MID and reimbursements until such time as the Partnership's cash reserves allow payments. Finally, the Partnership operations have also been supported by affiliate funding in the form of mortgage notes payable. As previously discussed, $2,809,799 of these advances and loans were repaid in January 1994. The Partnership also repaid $1,193,336 in accrued interest and Fixed MID in January 1994.

Operations of the Partnership's properties in 1994, however, are not expected to provide significant levels of cash necessary to complete routine repairs, maintenance, and capital improvements and replacements to preserve and enhance the value of the properties. The Partnership holds $398,538 in escrow accounts for property improvements at specific properties. Because of the low level of cash reserves after the January 1994 payments made to affiliates, capital expenditures other than those which can be recovered from the escrow accounts will be closely reviewed before any funds are committed. No expenditures are expected to exceed the revenues that the properties earn from operations.

During 1994, the Partnership is faced with mortgage principal payments and mortgage maturities on Fox Run, Millwood Park and Village East, totalling approximately $7,938,000. It is management's policy to negotiate extensions of such maturities when possible. Management is currently negotiating refinancing for Village East. Additionally, the Partnership is faced with approximately $27,275,000 of mortgage principal payments and mortgage maturities in 1995. In the event the Partnership is unable to arrange refinancing or other arrangements for payment or extensions of the remaining loans, the properties securing the mortgages may be lost through foreclosure.

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of March 31, 1994, $1,685,771 remained available for borrowing under the facility, however, additional funds could become available as other partnerships repay borrowings. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

Should market conditions change and operations deteriorate, present cash resources may be insufficient to meet current needs. Other than available portions of the $5,000,000 revolving credit facility and any additional financing from Fund XXVII, which may not be available when required by the Partnership, the Partnership has no existing lines of credit from outside sources. Other sources of working capital may be required and no such other sources have been identified.

Possible actions to resolve operating deficiencies include sales of properties, refinancing or renegotiating terms of existing loans, deferring major capital expenditures, except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging additional support from affiliates. Additional affiliate support is not assured, since neither the General Partner nor any affiliates have obligations to make advances in excess of any unused portion of the revolving credit facility. Sales of properties are possibilities, and Village East, Lamar Plaza and Plaza Westlake are currently held for sale. There is no assurance that a sale can be completed, nor that a closing could be timed to coincide with the Partnership's cash needs.

The mortgages encumbering two of the Partnership's properties, Channingway and Village East, contain provisions which may give the lenders the right to accelerate the mortgage debt as a result of the approved restructuring. The General Partner has requested that the lenders waive their right to accelerate the mortgage debt. The lenders may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained as to any mortgage, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt, which approximated $16 million at March 31, 1994. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, any such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided by the current mortgage. Furthermore, if alternative financing cannot be obtained, each lender could foreclose on the property securing its mortgage amount.

Distributions to limited partners, last paid in 1984, will remain suspended until Partnership cash reserves are rebuilt to an adequate level, and will resume only if clearly supported by property operations. A distribution of $288,097 for the Contingent MID has been accrued by the Partnership at March 31, 1994 for the General Partner.

                         PART II.  OTHER INFORMATION


ITEM 5.  OTHER INFORMATION
- - -------  -----------------

On March 28, 1994, McNeil announced that he has suspended discussions originally announced October 29, 1993, regarding obtaining financing for the possible cash acquisition by McNeil of all or a portion of the limited partnership interest in 17 publicly-held real estate partnerships for which McNeil Partners, L.P. serves as a general partner, including the Partnership.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
- - -------  --------------------------------

(a)  Exhibits.


     Exhibit
     Number         Description
     --------       -----------
     3.3            Amended and Restated Partnership Agreement, dated September
                    6, 1991 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30, 1991).

     11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 230,584 and 230,817 limited partnership units outstanding in 1994 and 1993.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1994.

                      McNEIL REAL ESTATE FUND XII, LTD.

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                            McNEIL REAL ESTATE FUND XII, Ltd.

                        By:  McNeil Partners, L.P., General Partner

                             By: McNeil Investors, Inc., General Partner



    May 9, 1994         By:  /s/  Donald K. Reed
- - --------------------         -------------------------------------------------
Date                         Donald K. Reed
                             President and Chief Executive Officer



    May 9, 1994         By:  /s/  Robert C. Irvine
- - --------------------         -------------------------------------------------
Date                         Robert C. Irvine
                             Chief Financial Officer of McNeil Investors, Inc.
                             Principal Financial Officer



    May 9, 1994         By:  /s/  Brandon K. Flaming
- - --------------------         -------------------------------------------------
Date                         Brandon K. Flaming
                             Chief Accounting Officer of McNeil
                             Real Estate
                             Management, Inc.