Form 10-Q
period 1994-06-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1994-08-10
CIK 351708

[.TX]1-16

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934


      For the period ended                  June 30, 1994
                            -------------------------------------------

                                    OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ______________to_____________ Commission file number 0-10743



                      MCNEIL REAL ESTATE FUND XII, LTD.
- - ----------------------------------------------------------------------
      (Exact name of registrant as specified in its charter)





     California                               94-2717957
- - ----------------------------------------------------------------------
 (State or other jurisdiction of             (I.R.S. Employer
  incorporation or organization)              Identification No.)




     13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
- - ----------------------------------------------------------------------
        (Address of principal executive offices)     (Zip code)



Registrant's telephone number,including area code  (214) 448-5800
                                                  --------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past
90 days.  Yes  X   No
             ----    ----

                MCNEIL REAL ESTATE FUND XII, LTD.
                  PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- - ------- --------------------

                         BALANCE SHEETS
                           (Unaudited)


                                           June 30,   December 31,
                                             1994         1993
                                           --------   -----------
ASSETS
- - ------
Real estate investments:
 Land                                     $ 6,390,069 $ 7,108,968
 Building and improvements                 82,003,612  89,085,041
                                           ----------  ----------
                                           88,393,681  96,194,009
 Less: Accumulated depreciation
  and amortization                        (41,593,239)(43,889,170)
                                          -----------  ----------
                                           46,800,442  52,304,839

Assets held for sale                       15,221,407  11,421,936

Cash and cash equivalents ($219,761
 and $347,986 segregated for security
 deposits at June 30, 1994 and
 December 31, 1993, respectively)           1,133,695   5,286,015
Accounts receivable, less allowance
 for doubtful accounts of $36,410
 at June 30, 1994 and December 31,
 1993, respectively                           352,890     381,737
Prepaid expenses and other assets             283,698     289,275
Escrow deposits                             1,846,230   1,504,609
Deferred borrowing costs, net of
 accumulated amortization of $774,265
 and $715,830 at June 30, 1994
 and December 31, 1993, respectively        1,616,011   1,641,689
                                           ----------  ----------
                                          $67,254,373 $72,830,100
                                           ==========  ==========

LIABILITIES AND PARTNERS' DEFICIT
- - ---------------------------------

Mortgage notes payable, net              $79,140,189 $79,867,507
Mortgage notes payable - affiliate                 -   1,603,135
Accounts payable                             618,931     647,869
Accrued expenses                              60,183     128,240
Accrued interest                           1,796,493   1,599,238
Accrued property taxes                     1,350,206   1,224,990
Advances from Southmark                       31,580      30,655
Advances from affiliates - General
 Partner                                   1,739,398   3,346,441
Payable to affiliates - General Partner    5,415,898   5,292,511
Security deposits and deferred rental
 income                                      674,801     684,379
                                          ----------  ----------
                                          90,827,679  94,424,965
                                          ----------  ----------

Partners' deficit:
 Limited partners - 240,000 limited
 partnership units authorized; 230,584
 and 230,817 limited partnership units
 issued and outstanding at June 30, 1994
 and December 31, 1993, respectively     (14,450,147)(13,138,511)
 General Partner                          (9,123,159) (8,456,354)
                                          ----------  ----------
                                         (23,573,306)(21,594,865)
                                          ----------  ----------
                                         $67,254,373 $72,830,100
                                          ==========  ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

         See accompanying notes to financial statements.

                MCNEIL REAL ESTATE FUND XII, LTD.

                    STATEMENTS OF OPERATIONS
                           (Unaudited)


                              Three Months Ended          Six Months Ended
                                    June 30,                   June 30,
                           ------------------------  -------------------------
                               1994         1993         1994         1993
                           -----------  -----------  -----------  ------------
Revenue:
 Rental revenue            $ 5,382,671  $ 5,958,299  $10,814,456  $11,854,058
 Interest                       16,028        7,310       29,200       21,599
                            ----------   ----------   ----------   ----------
  Total revenue              5,398,699    5,965,609   10,843,656   11,875,657
                            ----------   ----------   ----------   ----------
Expenses:
 Interest                    1,882,700    2,370,725    3,750,580    4,732,985
 Interest - affiliates          33,106       78,190       64,111      166,039
 Depreciation and
  amortization               1,145,877    1,179,335    2,291,754    2,348,987
 Property taxes                448,749      543,524      897,498    1,088,424
 Personnel expenses            620,321      770,815    1,338,805    1,427,409
 Utilities                     426,207      469,445    1,025,909    1,085,965
 Repairs and maintenance       636,418    1,019,158    1,332,781    1,694,333
 Property management
  fees - affiliates            271,500      295,966      539,473      592,787
 Other property operating
  expenses                     337,986      400,496      659,078      690,444
 General and administrative     29,726      120,891       72,254      212,591
 General and administrative
  - affiliates                 122,614      204,936      252,082      456,637
                            ----------   ----------   ----------   ----------
  Total expenses             5,955,204    7,453,481   12,224,325   14,496,601
                            ----------   ----------   ----------   ----------
Net loss                   $  (556,505) $(1,487,872) $(1,380,669) $(2,620,944)
                            ==========   ==========   ==========   ==========
Net loss allocable to
 limited partners          $  (528,680) $(1,413,478) $(1,311,636) $(2,489,897)
Net income allocable to
 General Partner               (27,825)     (74,394)     (69,033)    (131,047)
                            ----------   ----------   ----------   ----------
Net loss                   $  (556,505) $(1,487,872) $(1,380,669) $(2,620,944)
                            ==========   ==========   ==========   ==========
Net loss per limited
 partnership unit          $     (2.29) $    (6.12)  $    (5.69)  $   (10.78)
                            ==========   =========    =========    =========








The financial information included herein has been prepared by management without audit by independent public accountants.

         See accompanying notes to financial statements.

                MCNEIL REAL ESTATE FUND XII, LTD.

                 STATEMENTS OF PARTNERS' DEFICIT
                           (Unaudited)

         For the Six Months Ended June 30, 1994 and 1993


                                                                  Total
                                     General       Limited        Partners'
                                     Partner       Partners       Deficit
                                   -----------   ------------   ------------
Balance  at  December  31, 1992    $(7,473,458)  $(17,108,329)  $(24,581,787)

Net loss                              (131,047)    (2,489,897)    (2,620,944)

Contingent Management Incentive
 Distribution                           (8,426)             -         (8,426)
                                    ----------    -----------    -----------

Balance at June 30, 1993           $(7,612,931)  $(19,598,226)  $(27,211,157)
                                    ==========    ===========    ===========


Balance  at  December  31, 1993    $(8,456,354)  $(13,138,511)  $(21,594,865)

Net loss                               (69,033)    (1,311,636)    (1,380,669)

Contingent Management Incentive
 Distribution                         (597,772)             -       (597,772)
                                    ----------    -----------    -----------

Balance at June 30, 1994           $(9,123,159)  $(14,450,147)  $(23,573,306)
                                    ==========    ===========    ===========





















The financial information included herein has been prepared by management without audit by independent public accountants.

         See accompanying notes to financial statements.

                MCNEIL REAL ESTATE FUND XII, LTD.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

        Increase (Decrease) in Cash and Cash Equivalents

                                                    Six Months Ended
                                                        June 30,
                                               ----------------------------
                                                   1994            1993
                                               -----------      -----------
Cash flows from operating activities:
 Cash received from tenants                    $10,778,643      $11,897,162
 Cash paid to suppliers                         (4,374,237)      (4,706,407)
 Cash paid to affiliates                        (1,265,940)        (586,394)
 Interest received                                  29,200           21,599
 Interest paid                                  (3,395,878)      (4,306,824)
 Interest paid to affiliates                      (470,489)         (35,994)
 Property taxes paid                            (1,204,829)      (1,438,876)
                                                ----------       ----------
Net cash provided by operating activities           96,470          844,266
                                                ----------       ----------

Cash flows used in investing activities:
 Additions to real estate investments             (586,829)        (995,603)
                                                ----------       ----------

Cash flows from financing activities:
 Principal payments on mortgage notes
  payable                                         (825,405)        (637,811)
 Additions to deferred borrowing costs             (32,757)        (307,858)
 Mortgage loans from affiliates                          -        1,220,535
 Repayment of mortgage loans from affiliates    (1,603,135)               -
 Advances from affiliates - General Partner              -           78,734
 Repayment of advances from affiliates -
  General Partner                               (1,200,664)               -
                                                ----------       ----------
Net cash provided by (used in) financing
 activities                                     (3,661,961)         353,600
                                                ----------       ----------

Net increase (decrease) in cash and cash
 equivalents                                    (4,152,320)         202,263

Cash and cash equivalents at beginning of
 period                                          5,286,015          665,160
                                                ----------       ----------

Cash and cash equivalents at end of period     $ 1,133,695      $   867,423
                                                ==========       ==========



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

                MCNEIL REAL ESTATE FUND XII, LTD.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

       Reconciliation of Net Loss to Net Cash Provided by
                      Operating Activities


                                                  Six Months Ended
                                                      June 30,
                                              -------------------------
                                                 1994          1993
                                              -----------   -----------
Net loss                                      $(1,380,669)  $(2,620,944)
                                               ----------    ----------

Adjustments to reconcile net loss to
 net cash provided by operating
 activities:
 Depreciation and amortization                  2,291,754     2,348,987
 Amortization of deferred borrowing costs          58,435       133,486
 Amortization of discounts on mortgage
  notes payable                                    98,087       149,499
 Net interest added on advances from
  affiliates - General Partner                     57,011       130,045
 Net interest added on advances from
  Southmark                                           925           868
 Changes in assets and liabilities:
  Accounts receivable                              28,848        (1,350)
  Prepaid expenses and other assets                 5,577        50,065
  Escrow deposits                                (341,622)     (325,808)
  Accounts payable                                (28,938)      142,642
  Accrued expenses                                (68,057)      (92,658)
  Accrued interest                               (266,134)      142,308
  Accrued property taxes                          125,216       219,543
  Payable to affiliates - General Partner        (474,385)      463,029
  Security deposits and deferred rental
   income                                          (9,578)      104,554
                                               ----------    ----------

   Total adjustments                            1,477,139     3,465,210
                                               ----------    ----------

Net cash provided by operating activities     $    96,470   $   844,266
                                               ==========    ==========











The financial information included herein has been prepared by management without audit by independent public accountants.

         See accompanying notes to financial statements.

                McNEIL REAL ESTATE FUND XII, LTD.

                  Notes to Financial Statements
                           (Unaudited)

                          June 30, 1994

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID is treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID is treated as a distribution to the General Partner in compliance with terms of the Amended Partnership Agreement.

Compensation and reimbursements paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                 Six Months Ended
                                                      June 30,
                                            --------------------------
                                               1994            1993
                                            ---------      -----------
Charged to other assets:
 Prepaid expenses                           $       -       $    2,105
Property management fees - affiliates         539,473          592,787
Interest - affiliates                          64,111          166,039
Charged to general and administrative -
 affiliates:
 Partnership administration                   252,082          303,614
 Fixed MID                                          -          153,023
                                             --------        ---------
                                            $ 855,666       $1,217,568
                                             ========        =========

Charged to General Partner's deficit:
 Contingent MID                             $ 597,772       $    8,426
                                             ========        =========

NOTE 6.
- - ------

The mortgages encumbering two of the Partnership's properties, Channingway and Village East, contain provisions which may give the lenders the right to accelerate the mortgage debt as a result of the approved restructuring. The General Partner has requested that the lenders waive their right to accelerate the mortgage debt. The lenders may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained as to any mortgage, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt, which approximated $15.9 million at June 30, 1994. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, any such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided by the current mortgage. Furthermore, if alternative financing cannot be obtained, each lender could foreclose on the property securing its mortgage amount.

NOTE 7.
- - ------

On June 1, 1994, the Partnership stopped making the debt service payments on Fox Run's mortgage notes due to recurring operating deficits at the property. This constitutes an event of default under terms of Fox Run's mortgage notes and the lenders could foreclose on Fox Run.

ITEM 2. MANAGEMENT'S DISCUSSION  AND ANALYSIS OF FINANCIAL CONDITION AND
- - ------  ----------------------------------------------------------------
        RESULTS OF OPERATIONS
        ---------------------

FINANCIAL CONDITION
- - -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At June 30, 1994, the Partnership owned nine apartment properties and two shopping centers. All of the Partnership's properties are subject to mortgage notes.

There has been no significant change in financial condition of the Partnership since December 31, 1993. The Partnership reported a net loss of $1,380,669 for the first six months of 1994 as compared to a net loss of $2,620,944 for the same period in 1993. Revenues declined in 1994 to $10,843,656 as compared to $11,875,657 in 1993, at the same time expenses decreased to $12,224,325 from $14,496,601.

Net cash provided by operating activities was $96,470 for the period. After expenditures of $586,829 for capital improvements, $825,405 in principal payments on mortgage notes, and $32,757 in deferred borrowing costs plus payment of mortgage loans and advances from affiliates of $2,803,799, the net decrease in cash of $4,152,320 was deducted from cash and cash equivalents, giving a balance of $1,113,695 at June 30, 1994 as compared to $867,423 at June 30, 1993.

The  balances of cash and cash equivalents held at June 30,  1994 include $219,761 for tenant security deposits held in interest bearing accounts, whereas at December 31, 1993, $347,986 was segregated.

There has been no significant change in the operations of the Partnership's properties since December 31, 1993. See "Revenue" and "Expenses" below for additional information regarding changes between years.

RESULTS OF OPERATIONS
- - ---------------------

Revenue:

Rental revenue for the six months of 1994 was $10,814,456 as compared to $11,854,058 for the same period in 1993. This decrease of $1,039,602 or 8.8% is primarily due to the loss of $1,743,180 in rental revenue generated from Cedar Mill Crossing, which was sold in December 1993. This decrease was offset by rental increases at ten of the remaining eleven properties.

Expenses:

Partnership expenses decreased by $2,272,276 for the first six months of 1994 as compared to the same period last year primarily due to the sale of Cedar Mill Crossing. The effects from this transaction were declines of $654,900 for interest, $214,452 for depreciation, $164,820 for property taxes, $155,636 for personnel expenses, $156,177 for utilities, $204,860 for repair and maintenance, $86,956 for property management fees - affiliates, and $98,501 other property operating expenses.

In addition to the sale of Cedar Mill Crossing, other factors affected the level of expenses reported by the remaining properties. Interest expense decreased $327,505 or 8% due to the refinancing of the mortgage note payable at Brendon Way, and the reduction of the mortgage principal balance through the sale of a parcel of land at Plaza Westlake in 1993. Interest expense - affiliates decreased by $101,928 or 61.4% for the first six months of 1994 as compared to the same period in 1993 due to the repayment of $2,803,799 of affiliate loans and advances.

Depreciation expense increased by $157,219 or 7.4%  for  the  six months ended June 30, 1994 as compared to the same period in 1993
due   to  the  increase  in  capital  improvements  made  at  the properties.

Personnel expenses increased by $67,032 or 5.3% for the first six months of 1994 as compared to the same period in 1993 due to additional part-time staff, an increase in maintenance employee hours, and an increase in incentive bonus' paid. Personnel expenses, excluding the sale of Cedar Mill Crossing, decreased by $42,936 for the three month period ending June 1994 as compared to the same period in 1993 due to replacement of on-site staff at lower salaries.

Utilities increased by $96,121 or 10.3% for the first six months of 1994 as compared to the same period in 1993 due to an increase in the cost and usage of gas and oil during the winter months.

Repairs and maintenance decreased by $156,692 or 10.5% for the first six months of 1994 as compared to the same period in 1993 because the increased expenditures for capital improvements the Partnership incurred have reduced certain repairs and maintenance expenditures.

Other  property operating expenses increased by $67,135 or  11.3%
for the first six months of 1994 as compared to the same period in 1993 primarily due to increases in professional services, bad debt and hazard insurance.

General  and administrative decreased by $140,336 or 66% for  the first  six months of 1994 as compared to the same period in  1993 primarily due to a reduction in tax preparation and legal costs incurred by the partnership in 1994.

General and administrative - affiliates decreased $204,555 or 44.8% for the first six months of 1994 as compared to 1993, primarily due to an amendment to the Amended Partnership Agreement which eliminated the Fixed MID effective July 1993 and also due to a reduction in the Partnership's portion of reimbursable costs.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At June 30, 1994, the Partnership held cash and cash equivalents of $1,133,695 (of which $219,761 was segregated for tenant security deposits), down $4,152,320 from the balance at December 31, 1993. In January, the Partnership paid $2,400,000 to the General Partner for repayment of advances, accrued interest and fees. Also, the Partnership repaid all mortgage loans to McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII") totaling $1,603,135.

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

Operations of the Partnership's properties in 1994, however, are not expected to provide significant levels of cash necessary to complete routine repairs, maintenance, and capital improvements and replacements to preserve and enhance the value of the properties. The Partnership holds $390,207 in escrow accounts for property improvements at specific properties. Because of the low level of cash reserves after the January 1994 payments made to affiliates, capital expenditures other than those which can be recovered from the escrow accounts will be closely reviewed before any funds are committed. No expenditures are expected to exceed the revenues that the properties earn from operations.

During 1994, the Partnership is faced with mortgage principal payments and mortgage maturities on Fox Run, Millwood Park and Village East, totalling approximately $7,938,000. It is management's policy to negotiate extensions of such maturities when possible. Management has negotiated a one year extension on Millwood Park and is currently negotiating refinancing for Village East. Management has also ceased making debt service payments on Fox Run. Additionally, the Partnership is faced with approximately $27,275,000 of mortgage principal payments and mortgage maturities in 1995. In the event the Partnership is unable to arrange refinancing or other arrangements for payment or extensions of the remaining loans, the properties securing the mortgages may be lost through foreclosure.

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of June 30, 1994, $1,664,971 remained available for borrowing under the facility, however, additional funds could become available as other partnerships repay borrowings. The General Partner is not obligated to advance funds to the Partner-ship and there is no assurance that the Partnership will receive additional funds.

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

Possible actions to resolve operating deficiencies include sales of properties, refinancing or renegotiating terms of existing loans, deferring major capital expenditures, except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging additional support from affiliates. Additional affiliate support is not assured, since neither the General Partner nor any affiliates have obligations to make advances in excess of any unused portion of the revolving credit facility. Sales of properties are possibilities, and Fox Run, Village East, Lamar Plaza and Plaza Westlake are currently held for sale. There is no assurance that a sale can be completed, nor that a closing could be timed to coincide with the Partnership's cash needs.

The mortgages encumbering two of the Partnership's properties, Channingway and Village East, contain provisions which may give the lenders the right to accelerate the mortgage debt as a result of the approved restructuring. The General Partner has requested that the lenders waive their right to accelerate the mortgage debt. The lenders may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained as to any mortgage, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt, which approximated $15.9 million at June 30, 1994. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, any such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided by the current mortgage. Furthermore, if alternative financing cannot be obtained, each lender could foreclose on the property securing its mortgage amount.

Distributions to limited partners, last paid in 1984, will remain suspended until Partnership cash reserves are rebuilt to an adequate level, and will resume only if clearly supported by property operations. A distribution of $597,772 for the
Contingent MID has been accrued by the Partnership at June 30, 1994 for the General Partner.

                   PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ------   -------------------------------

The Partnership is in default on certain terms of Fox Run's mortgage notes. Fox Run's mortgage notes requires monthly debt service payments of $35,328. In addition, the Partnership is required to pay certain escrow amounts on a monthly basis for property taxes. These additional payments total $8,293 for Fox Run. Due to recurring operating deficits at Fox Run Apartments, the real estate securing these mortgage notes, the Partnership stopped making debt service payments with the payment due June 1, 1994. As of August 12, 1994 the amount of the arrearage on Fox Run's mortgage notes is $130,863.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- - ------    --------------------------------

(a)  Exhibits.

     Exhibit
     Number         Description
     3.3            Amended and Restated Partnership Agreement, dated
                    September 6, 1991 (Incorporated by  reference  to
                    the Quarterly Report on Form 10-Q for the quarter
                    ended September 30, 1991).

     11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 230,584 and 230,817 limited partnership units outstanding in 1994 and 1993.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1994.

                McNEIL REAL ESTATE FUND XII, LTD.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                       McNEIL REAL ESTATE FUND XII, Ltd.

                         By:    McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



August 10, 1994                  By: /s/ Donald K. Reed
- - ------------------------            -------------------------------------
Date                                Donald K. Reed
                                    President and Chief Executive Officer



August 10, 1994                  By: /s/ Robert C. Irvine
- - ------------------------            -------------------------------------
Date                                Robert C. Irvine
                                    Chief Financial Officer of McNeil
                                      Investors, Inc.
                                    Principal Financial Officer



August 10, 1994                  By: /s/ Brandon K. Flaming
- - ------------------------            ------------------------------------
Date                                Brandon K. Flaming
                                    Chief Accounting Officer of McNeil
                                      Real Estate Management, Inc.