Form 10-Q
period 1994-09-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1994-11-10
CIK 351708

[.TX]1-15

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549


                            FORM 10-Q



[x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15  (d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934


      For the period ended        September 30, 1994
                           ---------------------------------------------

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



Registrant's telephone number, including area code (214) 448-5800
                                                   -------------------



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

                         BALANCE SHEETS
                           (Unaudited)

                                        September 30, December 31,
                                            1994          1993
                                        ------------- ------------
Real estate investments:
 Land                                  $  7,845,653  $  7,108,968
 Building and improvements               88,945,189    89,085,041
                                        -----------   -----------
                                         96,790,842    96,194,009
 Less: Accumulated depreciation
  and amortization                      (45,689,814)  (43,889,170)
                                        -----------   -----------
                                         51,101,028    52,304,839

Assets held for sale                     10,690,079    11,421,936

Cash and cash equivalents                   669,054     4,938,029
Cash segregated for security
 deposits                                   216,961       347,986
Accounts receivable, less
 allowance for doubtful accounts
 of $36,410 at September 30, 1994 and
 December 31, 1993, respectively            334,111       381,737
Prepaid expenses and other assets           286,445       289,275
Escrow deposits                           1,648,898     1,504,609
Deferred borrowing costs, net of
 accumulated amortization of $803,609
 and $715,830 at September 30, 1994
 and December 31, 1993, respectively      1,590,902     1,641,689
                                         ----------    ----------
                                        $66,537,478   $72,830,100
                                         ==========    ==========

LIABILITIES AND PARTNERS' DEFICIT
- - ---------------------------------

Mortgage notes payable, net             $78,860,501   $79,867,507
Mortgage notes payable - affiliate                -     1,603,135
Accounts payable                            492,437       647,869
Accrued expenses                            240,627       128,240
Accrued interest                          1,865,019     1,599,238
Accrued property taxes                    1,556,657     1,224,990
Advances from Southmark                      32,115        30,655
Advances from affiliates - General
 Partner                                  1,775,420     3,346,441
Payable to affiliates - General Partner   5,805,036     5,292,511
Security deposits and deferred rental
 income                                     666,405       684,379
                                         ----------    ----------
                                         91,294,217    94,424,965
                                         ----------    ----------
Partners' deficit:
 Limited partners - 240,000 limited
  partnership units authorized;
  230,584 and 230,817 limited partner-
  ship units issued and outstanding
  at September 30, 1994 and December
  31, 1993, respectively                (15,316,706) (13,138,511)
 General Partner                        ( 9,440,033)  (8,456,354)
                                         ----------   ----------
                                        (24,756,739) (21,594,865)
                                         ----------   ----------
                                        $66,537,478  $72,830,100
                                         ==========   ==========

The financial information included herein has been prepared by management without audit by independent public accountants.

         See accompanying notes to financial statements.

                MCNEIL REAL ESTATE FUND XII, LTD.

                    STATEMENTS OF OPERATIONS
                           (Unaudited)

                     Three Months Ended        Nine Months Ended
                        September 30,            September 30,
                     ------------------------  -------------------------
                        1994         1993          1994         1993
                     -----------  -----------  ------------  -----------
Revenue:
 Rental revenue      $ 5,466,449   $ 6,166,596  $16,280,905  $18,020,654
 Interest                 10,036         5,040       39,236       26,639
 Gain on disposi-
  tion of real
  estate                       -       198,713            -      198,713
                      ----------    ----------   ----------   ----------
  Total revenue        5,476,485     6,370,349   16,320,141   18,246,006
                      ----------    ----------   ----------   ----------

Expenses:
 Interest              1,856,914     2,256,003    5,607,494    6,988,988
 Interest -
  affiliates              36,021       123,435      100,132      289,474
 Depreciation and
  amortization         1,181,244     1,177,365    3,472,998    3,526,352
 Property taxes          448,749       550,251    1,346,247    1,638,675
 Personnel expenses      762,345       800,735    2,101,150    2,228,144
 Utilities               368,702       452,904    1,394,611    1,538,868
 Repair and
  maintenance            888,546       709,543    2,221,327    2,403,876
 Property management
  fees - affiliates      273,323       307,959      812,796      900,746
 Other property
  operating expenses     402,313       392,965    1,061,391    1,083,409
 General and
  administrative          50,481       116,595      122,735      329,186
 General and
  administrative -
  affiliates             120,015       140,781      372,097      597,418
                      ----------    ----------   ----------   ----------
  Total expenses       6,388,653     7,028,536   18,612,978   21,525,136
                      ----------    ----------   ----------   ----------

Net loss             $  (912,168)  $  (658,187) $(2,292,837) $(3,279,130)
                      ==========    ==========   ==========   ==========

Net loss allocable
 to limited
 partners            $  (866,560)  $  (625,278) $(2,178,195) $(3,115,174)
Net income allocable
 to General Partner      (45,608)      (32,909)    (114,642)    (163,956)
                      ----------    ----------   ----------   ----------

Net loss             $  (912,168)  $  (658,187) $(2,292,837) $(3,279,130)
                      ==========    ==========   ==========   ==========

Net loss per
 limited partner-
 ship unit            $    (3.76)  $     (2.71) $     (9.45) $    (13.49)
                       =========    ==========   ==========   ==========






The financial information included herein has been prepared by management without audit by independent public accountants.

         See accompanying notes to financial statements.

                MCNEIL REAL ESTATE FUND XII, LTD.

                 STATEMENTS OF PARTNERS' DEFICIT
                           (Unaudited)

      For the Nine Months Ended September 30, 1994 and 1993


                                                              Total
                               General       Limited          Partners'
                               Partner       Partners         Deficit
                            ------------   -------------   -------------
Balance at December 31,
 1992                       $ (7,473,458)  $ (17,108,329)  $ (24,581,787)

Net loss                        (163,956)     (3,115,174)     (3,279,130)

Contingent Management
 Incentive Distribution         (804,333)              -        (804,333)
                             -----------    ------------    ------------

Balance at September 30,
 1993                       $ (8,441,747)  $ (20,223,503)  $ (28,665,250)
                             ===========    ============    ============


Balance at December 31,
 1993                       $ (8,456,354)  $ (13,138,511)  $ (21,594,865)

Net loss                        (114,642)     (2,178,195)     (2,292,837)

Contingent Management
 Incentive Distribution         (869,037)              -        (869,037)
                             -----------    ------------     -----------

Balance at September 30,
 1994                       $ (9,440,033)  $ (15,316,706)  $ (24,756,739)
                             ===========    ============    ============




















The financial information included herein has been prepared by management without audit by independent public accountants.

         See accompanying notes to financial statements.

                MCNEIL REAL ESTATE FUND XII, LTD.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

        Increase (Decrease) in Cash and Cash Equivalents


                                                  Nine Months Ended
                                                    September 30,
                                            ----------------------------
                                                1994            1993
                                            ------------    ------------
Cash flows from operating activities:
 Cash received from tenants                 $ 16,359,986    $ 18,245,294
 Cash paid to suppliers                       (6,634,407)     (7,512,365)
 Cash paid to affiliates                      (1,541,405)       (886,678)
 Interest received                                39,236          26,639
 Interest paid                                (5,105,188)     (6,368,019)
 Interest paid to affiliates                    (470,489)       (142,392)
 Property taxes paid                          (1,384,293)     (1,958,495)
                                             -----------     -----------
Net cash provided by operating
 activities                                    1,263,440       1,403,984
                                             -----------     -----------
Cash flows used in investing activities:
 Proceeds from sale of real estate                     -         288,663
 Additions to real estate investments         (1,537,331)     (1,594,577)
                                             -----------     -----------
Net cash used in investing activities         (1,537,331)     (1,305,914)
                                             -----------     -----------

Cash flows from financing activities:
 Proceeds from refinancing of mortgage
  notes payable                                        -         442,665
 Principal payments on mortgage notes
  payable                                     (1,154,293)     (1,327,880)
 Additions to deferred borrowing costs           (36,992)       (330,794)
 Mortgage loans from affiliates                        -       1,547,135
 Repayment of mortgage loans from
  affiliates                                  (1,603,135)              -
 Advances from affiliates -
  General Partner                                  6,000         135,554
 Repayment of advances from affiliates -
  General Partner                             (1,206,664)              -
                                             -----------      ----------

Net cash provided by (used in) financing
 activities                                   (3,995,084)        466,680
                                             -----------      ----------

Net increase (decrease) in cash and
 cash equivalents                             (4,268,975)        564,750

Cash and cash equivalents at beginning
 of period                                     4,938,029         343,859
                                             -----------      ----------

Cash and cash equivalents at end
 of period                                  $    669,054     $   908,609
                                             ===========      ==========



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

                MCNEIL REAL ESTATE FUND XII, LTD.

                    STATEMENTS OF CASH FLOWS
                           (Unaudited)

       Reconciliation of Net Loss to Net Cash Provided by
                      Operating Activities



                                                      Nine Months Ended
                                                        September 30,
                                                --------------------------
                                                    1994         1993
                                                -----------   ------------
Net loss                                        $(2,292,837)  $(3,279,130)
                                                 ----------    ----------

Adjustments to reconcile net loss to
 net cash provided by operating activities:
 Depreciation and amortization                    3,472,998     3,526,352
 Amortization of deferred borrowing costs            87,779       198,771
 Amortization of discounts on mortgage
  notes payable                                     147,288       227,187
 Net interest added on advances from
  affiliates - General Partner                       93,032       147,082
 Net interest added on advances from
  Southmark                                           1,460         1,309
 Loss (gain) on disposition of real estate                -      (198,713)
 Changes in assets and liabilities:
  Cash segregated for security deposits             131,025       (13,606)
  Accounts receivable                                47,626        51,166
  Prepaid expenses and other assets                   2,830        15,879
  Escrow deposits                                  (144,289)     (636,236)
  Accounts payable                                 (155,432)      (20,514)
  Accrued expenses                                  112,387       (92,075)
  Accrued interest                                 (197,608)      193,703
  Accrued property taxes                            331,667       565,615
  Payable to affiliates - General Partner          (356,512)      611,486
  Security deposits and deferred rental
   income                                           (17,974)      105,708
                                                 ----------    ----------

   Total adjustments                              3,556,277     4,683,114
                                                 ----------    ----------

Net cash provided by operating activities       $ 1,263,440   $ 1,403,984
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

                       September 30, 1994

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

In  the  opinion of management, the financial statements  reflect
all   adjustments  necessary  for  a  fair  presentation  of  the
Partnership's financial position and results of operations.   All
adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1994 are not necessarily indicative of the results to be expected for the year ending December 31, 1994.

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

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID is treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                           Nine Months Ended
                                            September 30,
                                     -----------------------------
                                        1994              1993
                                     ----------       ------------
Charged to other assets:
 Prepaid expenses                    $         -       $     2,571
Property management fees -
 affiliates                              812,796           900,746
Interest - affiliates                    100,132           289,474
Charged to general and
 administrative - affiliates:
 Partnership administration              372,097           444,395
 Fixed MID                                     -           153,023
                                      ----------        ----------
                                     $ 1,285,025       $ 1,790,209
                                      ==========        ==========
Charged to General Partner's
 deficit:
 Contingent MID                      $   869,037       $   804,333
                                      ==========        ==========

NOTE 6.
- - ------

The mortgages encumbering two of the Partnership's properties, Channingway and Village East, contain provisions which may give the lenders the right to accelerate the mortgage debt as a result of the approved restructuring. The General Partner has requested that the lenders waive their right to accelerate the mortgage debt. The lenders may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained as to any mortgage, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt, which approximated $15.8 million at September 30, 1994. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, any such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided by the current mortgage. Furthermore, if alternative financing cannot be obtained, each lender could foreclose on the property securing its mortgage amount.

NOTE 7.
- - ------

On June 1, 1994, the Partnership stopped making the debt service payments on Fox Run's mortgage notes due to recurring operating deficits at the property. This constitutes an event of default under terms of Fox Run's mortgage notes and the lenders could foreclose on Fox Run. On October 18, 1994, a receiver was appointed for Fox Run.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         -------------------------------------------------
         CONDITION AND RESULTS OF OPERATIONS
         -----------------------------------

FINANCIAL CONDITION
- - -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At September 30, 1994, the Partnership owned nine apartment properties and two shopping centers. All of the Partnership's properties are subject to mortgage notes.

There has been no significant change in financial condition of the Partnership since December 31, 1993. The Partnership reported a net loss of $2,292,837 for the first nine months of 1994 as compared to a net loss of $3,279,130 for the same period in 1993. Revenues declined in 1994 to $16,320,141 as compared to $18,246,006 in 1993, at the same time expenses decreased to $18,612,978 from $21,525,136.

Net cash provided by operating activities was $1,263,440 for the period. After expenditures of $1,537,331 for capital improvements, $1,154,293 in principal payments on mortgage notes, and $36,992 in deferred borrowing costs plus an advance from affiliates of $6,000 and the repayment of mortgage loans and advances from affiliates of $2,809,799, the net decrease in cash of $4,268,975 was deducted from cash and cash equivalents, giving a balance of $669,054 at September 30, 1994 as compared to $908,609 at September 30, 1993.

There has been no significant change in the operations of the Partnership's properties since December 31, 1993. See "Revenue" and "Expenses" below for additional information regarding changes between years.

RESULTS OF OPERATIONS
- - ---------------------

Revenue:

Rental revenue for the nine months of 1994 was $16,280,905 as compared to $18,020,654 for the same period in 1993. This decrease of $1,739,749 or 9.7% is primarily due to the loss of $2,611,654 in rental revenue generated from Cedar Mill Crossing, which was sold in December 1993. This decrease was offset by rental increases at ten of the remaining eleven properties.

Expenses:

Partnership expenses decreased by $2,912,158 for the first nine months of 1994 as compared to the same period last year primarily due to the sale of Cedar Mill Crossing. The effects from this transaction were declines of $981,296 for interest, $322,206 for depreciation, $253,269 for property taxes, $261,830 for personnel expenses, $239,193 for utilities, $267,700 for repair and maintenance, $130,780 for property management fees - affiliates, and $139,606 other property operating expenses.

In  addition  to the sale of Cedar Mill Crossing,  other  factors
affected   the  level  of  expenses  reported  by  the  remaining
properties. Interest expense decreased $400,198 or 6.7% due to the refinancing of the mortgage note payable at Brendon Way, and the reduction of the mortgage principal balance through the sale of a parcel of land at Plaza Westlake in 1993. Interest expense
- - - affiliates decreased by $189,342 or 65.4% for the first nine months of 1994 as compared to the same period in 1993 due to the repayment of $2,809,799 of affiliate loans and advances.

Depreciation expense increased by $268,852 or 8.4% for the nine months ended September 30, 1994 as compared to the same period in 1993 due to the increase in capital improvements made at the properties.

Personnel expenses increased by $134,836 or 6.9% for the first nine months of 1994 as compared to the same period in 1993 due to additional part-time staff, an increase in maintenance employee hours, and an increase in incentive bonus' paid.

Utilities increased by $94,936 or 7.3% for the first nine months of 1994 as compared to the same period in 1993 due to an increase in the cost and usage of gas and oil during the winter months and an increase in water and sewer rates. The increase in these expenses is also directly related to increased occupancy.

Repairs and maintenance increased by $85,151 or 4.0% for the first nine months of 1994 as compared to the same period in 1993 due to increases in electrical and HVAC supplies and repairs, and expenses associated with preparing vacated units for occupancy. Repairs and maintenance increased by $250,576 or 39.2% for the three month period ending September 1994 as compared to the same period in 1993 due to expenses associated with preparing vacated units for occupancy.

Property management fees - affiliates increased by $42,830 or 5.6% for the nine months ended September 30, 1994 as compared to the same period last year. The increase is due to an increase in rental receipts at the properties, which is the basis for computing such fees.

Other property operating expenses increased by $117,588 or 12.5% for the first nine months of 1994 as compared to the same period in 1993 primarily due to increases in professional services, bad debt and hazard insurance.

General and administrative decreased by $206,451 or 62.7% for the first nine months of 1994 as compared to the same period in  1993 primarily due to a reduction in tax preparation, legal costs, and professional fees.

General and administrative - affiliates decreased $225,321 or 37.7% for the first nine months of 1994 as compared to 1993, primarily due to an amendment to the Amended Partnership Agreement which eliminated the Fixed MID effective July 1993 and also due to a reduction in the Partnership's portion of reimbursable costs.

LIQUIDITY AND CAPITAL RESOURCES
- - -------------------------------

At September 30, 1994, the Partnership held cash and cash equivalents of $669,054, down $4,268,975 from the balance at December 31, 1993. In January, the Partnership paid $2,400,000 to the General Partner for repayment of advances, accrued interest and fees. Also, the Partnership repaid all mortgage loans to McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII") totaling $1,603,135.

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

Operations of the Partnership's properties in 1994, however, are not expected to provide significant levels of cash necessary to complete routine repairs, maintenance, and capital improvements and replacements to preserve and enhance the value of the properties. The Partnership holds $296,331 in escrow accounts for property improvements at specific properties. Because of the low level of cash reserves after the January 1994 payments made to affiliates, capital expenditures other than those which can be recovered from the escrow accounts will be closely reviewed before any funds are committed. No expenditures are expected to exceed the revenues that the properties earn from operations.

During 1994, the Partnership has been faced with mortgage principal payments and mortgage maturities on Fox Run, Millwood Park and Village East, totaling approximately $6,519,000. It is management's policy to negotiate extensions of such maturities when possible. Management has negotiated a one year extension on Millwood Park and Village East. In June of 1994, management ceased making debt service payments on Fox Run. On October 18, 1994, a receiver was appointed for Fox Run. Additionally, the Partnership is faced with approximately $27,012,000 of mortgage principal payments and mortgage maturities in 1995. In the event the Partnership is unable to arrange refinancing or other arrangements for payment or extensions of the remaining loans, the properties securing the mortgages may be lost through foreclosure.

McNeil has established a revolving credit facility not to exceed $5,000,000 in the aggregate which will be available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. As of September 30, 1994, $1,661,671 remained available for borrowing under the facility, however, additional funds could become available as other partnerships repay borrowings. The General Partner is not obligated to advance funds to the Partnership and there is no assurance that the Partnership will receive additional funds.

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

Possible actions to resolve operating deficiencies include sales of properties, refinancing or renegotiating terms of existing loans, deferring major capital expenditures, except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging additional support from affiliates. Additional affiliate support is not assured, since neither the General Partner nor any affiliates have obligations to make advances in excess of any unused portion of the revolving credit facility. Sales of properties are possibilities, and Fox Run, Village East and Lamar Plaza are currently held for sale. Fox Run was placed in receivership on October 18, 1994 and the Partnership expects to allow the foreclosure of the property in full settlement of the related debt in early 1995. The Partnership has signed a sales contract for Village East and anticipates net proceeds to be approximately $2.8 million. There is no assurance that a sale can be completed, nor that a closing could be timed to coincide with the Partnership's cash needs.

The mortgages encumbering two of the Partnership's properties, Channingway and Village East, contain provisions which may give the lenders the right to accelerate the mortgage debt as a result of the approved restructuring. The General Partner has requested that the lenders waive their right to accelerate the mortgage debt. The lenders may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained as to any mortgage, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt, which approximated $15.8 million at September 30, 1994. In such event, the Partnership will attempt to arrange alternative sources of mortgage financing. However, any such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided by the current mortgage. Furthermore, if alternative financing cannot be obtained, each lender could foreclose on the property securing its mortgage amount.

Distributions to limited partners, last paid in 1984, will remain suspended until Partnership cash reserves are rebuilt to an adequate  level,  and  will resume only if clearly  supported  by
property  operations.   A  distribution  of  $869,037   for   the
Contingent MID has been accrued by the Partnership at September 30, 1994 for the General Partner.

                   PART II.  OTHER INFORMATION

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
- - ------   -------------------------------

The Partnership is in default on certain terms of Fox Run's mortgage notes. Fox Run's mortgage notes requires monthly debt service payments of $52,476. In addition, the Partnership is required to pay certain escrow amounts on a monthly basis for property taxes. These additional payments total $8,293 for Fox Run. Due to recurring operating deficits at Fox Run Apartments, the real estate securing these mortgage notes, the Partnership stopped making debt service payments with the payment due June 1, 1994. As of October 18, 1994 the amount of the arrearage on Fox Run's mortgage notes is $303,845.

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

      27.           Financial Data Schedule  for  the  year ended
                    December 31, 1993 and for the  quarter  ended
                    September 30, 1994.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1994.

                McNEIL REAL ESTATE FUND XII, LTD.

                           SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                       McNEIL REAL ESTATE FUND XII, Ltd.

                       By:    McNeil Partners, L.P., General Partner

                              By:  McNeil Investors, Inc., General Partner



November 10, 1994           By:  /s/ Donald K. Reed
- - ----------------------           --------------------------------------
Date                             Donald K. Reed
                                 President and Chief Executive Officer



November 10, 1994           By:  /s/ Robert C. Irvine
- - ----------------------           -------------------------------------
Date                             Robert C. Irvine
                                 Chief Financial Officer of McNeil
                                 Investors, Inc.
                                 Principal Financial Officer



November 10, 1994           By:  /s/ Brandon K. Flaming
- - -----------------------          -------------------------------------
Date                             Brandon K. Flaming
                                 Chief Accounting Officer of McNeil
                                 Real Estate Management, Inc.