Form 10-K405
MCNEIL REAL ESTATE FUND XII LTD
filed 1995-03-30
CIK 351708

                          UNITED STATES
               SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, D.C. 20549

                            FORM 10-K

[x]   ANNUAL  REPORT  PURSUANT TO SECTION  13  OR  15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended        December 31, 1994
                                ------------------------------------

                               OR

[ ]   TRANSITION  REPORT PURSUANT TO SECTION 13 OR 15(d)  OF  THE
      SECURITIES EXCHANGE ACT OF 1934

      For the transition period from               to
                                     -------------     ------------
      Commission file number  0-10743
                             ----------

                    McNEIL REAL ESTATE FUND XII, LTD.
--------------------------------------------------------------------
     (Exact name of registrant as specified in its charter)


     California                               94-2717957
--------------------------------------------------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


     13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------
       (Address of principal executive offices)     (Zip code)

Registrant's telephone number, including area code   (214) 448-5800
                                                   -----------------

Securities registered pursuant to Section 12(b) of the Act: None
-----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:
-----------------------------------------------------------
Limited partnership units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                                              ---  ---
Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

229,072 of the registrant's 230,594 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:    See Item 14, Page 47

                        TOTAL OF 50 PAGES

                             PART I

ITEM 1.   BUSINESS
-------   --------

ORGANIZATION
------------

McNeil Real Estate Fund XII, Ltd. (the "Partnership") was organized February 2, 1981, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 6, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On  June  8,  1981,  a Registration Statement on  Form  S-11  was
declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $120,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 30, 1982, with 230,728 Units sold at $500 each, or gross proceeds of $115,364,000 to the Partnership. In addition, the original general partners purchased a total of 200 Units for $100,000. In 1993, 111 Units were relinquished. An additional 223 Units were relinquished in 1994 leaving 230,594 Units outstanding at December 31, 1994.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1994, the Partnership owned nine properties, of which six are real estate investments and three are currently assets held for sale, as described in Item 2 - Properties.

The Partnership does not directly employ any personnel. The Partnership is managed by the General Partner, and, in accordance with the Amended Partnership Agreement, the Partnership reimburses affiliates of the General Partner for certain costs incurred by affiliates of the General Partner in connection with the management of the Partnership's business. See Item 8 - Note 2 - "Transactions with Affiliates."

The  business  of the Partnership to date has involved  only  one
industry  segment.   See  Item  8  -  Financial  Statements   and
Supplementary  Data.  The Partnership has no foreign  operations.
The business of the Partnership is not seasonal.

Business Plan:

The Partnership's anticipated plan of operations for 1995 is to preserve or increase the properties' net operating income whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner sold two of the Partnership's properties, Fox Run and Village East, for approximately $2.8 million during 1994. In February 1995, proceeds from the sales were used to pay off the second mortgage note and interest in net profits on Buccaneer Village at a discount. Additionally, three other properties are held for sale as of December 31, 1994. Unless the General Partner determines that it is otherwise in the best interest of the Partnership, any further sale of properties is only expected to occur at such time as the real estate market improves. See
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

It appears that the Partnership's original schedule for meeting its objectives of, among other things, preservation of capital, current cash distributions and capital gains through potential appreciation of Partnership properties is unlikely to be achieved. In light of the depressed real estate market, the Partnership has not been (and does not expect to be) able to liquidate all of its properties within the originally expected time frame of from six to eight years after their acquisition (i.e., between 1987 and 1990). The General Partner now expects to hold the Partnership's portfolio of real estate investments until such time as the real estate market and the performance of the Partnership's investments improves and permits the Partnership to achieve its capital preservation and capital gains objectives. There can be no assurance, however, that the properties' values will increase over an extended holding period.

Competitive Conditions:

Since the principal business of the Partnership is to own and operate real estate, the Partnership is subject to all of the risks incident to ownership of real estate and interests therein, many of which relate to the illiquidity of this type of investment. These risks include changes in general or local economic conditions, changes in supply or demand for competing properties in an area, changes in interest rates and availability of permanent mortgage funds which may render the sale or refinancing of a property difficult or unattractive, changes in real estate and zoning laws, increases in real property tax rates and Federal or local economic or rent controls. The illiquidity of real estate investments generally impairs the ability of the Partnership to respond promptly to changed circumstances. The Partnership competes with numerous established companies, private investors (including foreign investors), real estate investment trusts, limited partnerships and other entities (many of which have greater resources than the Partnership) in connection with the sale, financing and leasing of properties. The impact of these risks on the Partnership, including losses from operations and foreclosures of the Partnership's properties, is described in
Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. See Item 2 - Properties for discussion of competitive conditions at the Partnership's properties.

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings regarding such environmental problems.

ITEM 2.    PROPERTIES
-------    ----------

The following table sets forth the properties of the Partnership at December 31, 1994. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust and, in some cases, one or more junior mortgages as set forth more fully in Item 8 - Note 5
- "Mortgage Notes Payable". See also Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                          Net Basis                             1994          Date
Property               Description       of Property           Debt        Property Tax     Acquired
--------               -----------       -----------           ----        ------------     --------
Real Estate Investments:

Brendon Way (1)       Apartments
Indianapolis, IN      770 units          $  10,777,403    $  18,162,469    $  434,612       1/82

Buccaneer Village     Apartments
Denver, CO            284 units              4,820,107        5,797,570        60,501       2/82

Castle Bluff (2)      Apartments
Kentwood, MI          241 units              2,566,280        4,488,555       134,722       1/82

Channingway           Apartments
Columbus, OH          770 units             10,370,432       13,181,124       255,767      12/82

Palisades at the
 Galleria (3)         Apartments
Atlanta, GA           370 units              7,968,984        8,392,910       165,914       7/82

Plaza Westlake
Glendale              Retail Center
 Heights, IL          121,464 sq. ft.        4,411,811        3,355,308        48,456       3/82

Assets held for sale:

Lamar Plaza           Retail Center
Rosenberg, TX         151,759 sq. ft.        3,150,925        3,895,333       123,215       9/81

Millwood Park
Kansas City,          Apartments
 MO                   301 units              3,369,783        2,940,990       114,983       1/82

Sundance              Apartments
Wichita, KS           496 units              6,203,985        7,938,263       124,133       9/81
                                          ------------     ------------
                                         $  53,639,710    $  68,152,522
                                          ============     ============

_________________________________________
Total: Apartments  -  3,232 units
       Retail Centers - 273,223 sq. ft.

(1)  Brendon  Way  Apartments is owned by Brendon  Way  Fund  XII
     Associates which is wholly-owned by the Partnership and the General Partner.

(2)  Castle  Bluff Apartments is owned by Castle Bluff  Fund  XII
     Associates which is wholly-owned by the Partnership and the General Partner.

(3)  Palisades  at the Galleria Apartments is owned by  Palisades
     Fund XII Associates, L.P. which is wholly-owned by the Partnership and the General Partner.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                    1994          1993       1992          1991        1990
                                  ---------     -------     -------      -------      ------
Brendon Way
-----------
  Occupancy Rate                        90%         90%         85%           88%        92%
  Rent Per Square Foot             $   6.05     $  5.60     $  5.68      $   5.73     $ 5.73

Buccaneer Village
-----------------
  Occupancy Rate                        95%         96%         97%           94%       100%
  Rent Per Square Foot             $   7.42     $  7.00     $  6.25      $   5.82     $ 6.39

Castle Bluff
------------
  Occupancy Rate                        98%         93%         93%           91%        86%
  Rent Per Square Foot             $   6.92     $  6.62     $  6.37      $   6.29     $ 6.54

Channingway
-----------
  Occupancy Rate                        89%         91%         89%           87%        83%
  Rent Per Square Foot             $   5.88     $  5.75     $  5.46      $   4.96     $ 5.22

Lamar Plaza
-----------
  Occupancy Rate                        84%         83%         93%           92%        93%
  Rent Per Square Foot             $   4.67     $  5.02     $  5.32      $   5.04     $ 4.71

Millwood Park
-------------
  Occupancy Rate                        92%         96%         86%           89%        87%
  Rent Per Square Foot             $   5.78     $  5.11     $  4.90      $   4.84     $ 5.15

Palisades at the Galleria
-------------------------
  Occupancy Rate                        99%         98%         92%           83%        85%
  Rent Per Square Foot             $   7.83     $  7.04     $  6.22      $   5.08     $ 5.01

Plaza Westlake
--------------
  Occupancy Rate                        99%        100%         85%           90%        84%
  Rent Per Square Foot             $   7.73     $  7.92     $  7.84      $   6.60     $ 6.93

Sundance
--------
  Occupancy Rate                        89%         94%         96%           97%        94%
  Rent Per Square Foot             $   6.45     $  6.72     $  6.54      $   6.17     $ 6.06

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties
------------------------------------

Brendon Way
-----------

Brendon Way is competing against newer properties as well as some that have recently been renovated. The property is currently below the average market rate of 93%. Rental rates at Brendon Way are averaging $.57 to $.68 per square foot, while many competitors are averaging $.43 to $.70 per square foot. Minor renovations have improved the curb appeal of the property. To continue to stay competitive, the property has initiated a capital improvements program in 1995.

Buccaneer Village
-----------------

Over the last four years the rental rates at Buccaneer Village have increased by 27% due to improved market conditions. The market maintains a strong occupancy level at 97% and anticipates 3,200 additional units to be built in 1995. In addition to the new units, a major rehabilitation project is occurring across the street from the property. Although Buccaneer Village will not compete directly with the new construction, the new construction will tend to slow the increase in rental rates that older property may expect in the coming years. Buccaneer Village will continue with ongoing capital improvements to allow the property to compete effectively in the market place.

Castle Bluff
------------

Castle Bluff is in a highly competitive market with the occupancy rates running between 97% and 98%. Castle Bluff is currently competing with new apartment properties in a soft economy. The property has done some renovations to remain aggressive in the market and anticipates raising the rental rates to $.63 per square foot.

Channingway
-----------

Channingway is located in an area east of Columbus, Ohio with a market of 27,648 apartment units. The property is currently below the market average occupancy rate of 94%, however, monthly rental rates have stayed higher than market. The property is located in a desirable area with new shopping and entertainment facilities. This will increase competition from new development. The property's exteriors are dated and lack curb appeal. In 1995, the property will begin a capital improvement program to remain competitive in the market.

Millwood Park
-------------

Through an aggressive marketing campaign, Millwood Park has maintained occupancy rates and rental rates higher than the local submarket. There has been no new construction within a three mile radius of the property over the last two years. However, occupancy trends are anticipated to decline 2% during 1995 from the market average of 92%, but rental rates should remain stable. Millwood is currently on the market for sale.

Palisades
---------

Occupancy rates at Palisades at the Galleria have increased by 16% since the 1991 renovation program began. The $3 million renovation program included new interiors, signage, exterior painting, asphalt and upgrading the clubhouse. The market continues to maintain an occupancy level at 95%. Palisades at the Galleria is located in Atlanta and with the 1996 Olympics, the market should remain strong throughout 1996. The market, however, may remain flat in 1997 due to the over supply of new construction.

Plaza Westlake
--------------

Plaza Westlake enters 1995 with an occupancy rate of 99%, higher than the market average of 93%. Plaza Westlake is located in a high traffic area with a proven anchor. The property anticipates to be fully leased by mid-1995. The rental rates per square foot approximates the average rates charged by the seven centers competing directly with Plaza Westlake.

Lamar Plaza
-----------

Lamar Plaza finished the year below the market average occupancy rate of 86% Built in 1974, Lamar Plaza is competing against newer properties. The most recent being the 1994 development of a K-Mart Super Store and the opening of a major grocery store just down the street. The property is current on the market for sale.

Sundance
--------

Sundance is located in a depressed rental market as a result of a record level of home sales over the last four years. The property, however, has been able to remain above the 87% average occupancy rate for the market. Sundance needs capital improvements to continue to remain competitive in the market. The property is currently on the market for sale.

The following schedule shows lease expirations for each of the Partnership's commercial properties for 1995 through 2004:

                        Number of                         Annual     % of Gross
                       Expirations        Square Feet      Rent      Annual Rent
                       -----------        -----------     ------    ------------
Lamar Plaza
-----------
1995                        9                47,768      $171,484        28%
1996                        5                22,455        93,003        16%
1997                        1                 4,431        32,125         5%
1998                        1                 6,088        17,364         3%
1999                        1                   797         6,774         1%
2000                        -                     -             -         -
2001                        1                43,925       287,187        47%
Thereafter                  -                     -             -         -

Plaza Westlake
--------------
1995                        2                 8,000      $ 74,360         9%
1996                        4                10,236       110,824        14%
1997                        4                 7,580        84,460        11%
1998                        2                20,784       175,872        22%
1999                        2                69,645       330,357        41%
2000                        1                 2,080        28,038         3%
Thereafter                  -                     -             -         -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for each property:

Nature of
Business              Square Footage                      Lease
 Use                     Leased          Annual Rent    Expiration
--------              --------------     -----------    ----------
Lamar Plaza
-----------

Retail                  29,864             $ 61,312        1995
Grocery                 43,925             $287,187        2001

Plaza Westlake
--------------

Entertainment           17,584             $140,672        1998
Retail                  68,020             $310,857        1999

ITEM 3.       LEGAL PROCEEDINGS
-------       -----------------

The Partnership is not party to, nor are any of the Partnership's
properties   the   subject   of,  any  material   pending   legal
proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

   HCW Pension Real Estate Fund, Ltd. et al. v. Gene E. Phillips, William S. Friedman, Thomas C. Walker, James H. Flinchum, Ernst & Young and BDO Seidman (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition seeks recovery against the Partnership's former auditors for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The Partnership is seeking to recover $1,886,545 in actual damages plus exemplary damages, interest and costs. The former auditors have asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims seek recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

   The trial court granted summary judgement in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships have appealed the summary judgement to the Dallas Court of Appeals. Briefs have been filed and the parties are awaiting oral arguments. A ruling is expected by July 1995. The Affiliated Partnerships are pursuing these claims vigorously on appeal. The ultimate outcome of this litigation cannot be determined at this time.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------  ---------------------------------------------------
None.
                             PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP
         --------------------------------------------------------
         AND RELATED SECURITY HOLDER MATTERS
         -----------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)  Title of Class            Number of Record Unit Holders
     --------------            -----------------------------
     Limited partnership units 13,947 as of February 28, 1995

(C) No cash distributions were made to the limited partners in 1994 or 1993, and none are anticipated in 1995. The Partnership accrued distributions of $1,164,549 and $1,191,834 for the benefit of the General Partner for the years ended December 31, 1994 and 1993, respectively of which $3,753,981 remains unpaid as of December 31, 1994. These distributions are the contingent portion of the
     Management Incentive Distribution ("MID") pursuant to the Amended Partnership Agreement. The Partnership anticipates making additional distributions to the General Partner for the Contingent MID in 1995. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood they will be resumed to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  ---------------------
The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

Statements of                                              Years Ended December 31,
                                --------------------------------------------------------------------------------
Operations                          1994            1993               1992            1991            1990
                                ------------     ------------     ------------     ------------     ------------
Rental revenue                  $ 21,295,696     $ 24,228,119     $ 23,603,862     $ 24,067,446     $ 24,909,877
Total revenue                     27,701,373       32,481,572       24,837,444       24,240,414       25,257,318
Gain (loss) on disposition of
real estate                        6,307,885        8,193,880          714,048       (1,667,056)      (3,251,835)
Income (loss) before
extraordinary item                 3,220,934        4,178,756       (3,917,231)      (9,057,704)      (9,345,980)
Extraordinary gain on
extinguishment of debt               246,149                -           79,639        5,684,818        4,001,608
Net income (loss)                  3,467,083        4,178,756       (3,837,592)      (3,372,886)      (5,344,372)

Net income (loss) per limited
 partnership unit:
Income (loss) before
 extraordinary item             $      13.27     $      17.20    $      (16.11)    $     (37.29)    $     (39.01)
Extraordinary gain on
 extinguishment of debt                 1.01                -              .33            23.39            17.15
                                 -----------      -----------     ------------     ------------      -----------
Net income (loss)               $      14.28     $      17.20    $      (15.78)   $      (13.90)    $     (21.86)
                                 ===========      ===========     ============     ============      ===========

                                                           As of December 31,
                                ---------------------------------------------------------------------------------
Balance Sheets                       1994             1993             1992              1991           1990
--------------                  ------------     ------------    -------------     -------------    -------------
Real estate investments, net    $ 40,915,017     $ 52,304,839    $  65,885,322     $  75,552,691    $ 87,087,385
Assets held for sale              12,724,693       11,421,936        7,484,189         1,626,350               -
Total assets                      60,189,348       72,830,100       78,455,373        83,546,776      94,583,299
Mortgage notes payable, net       68,152,522       79,867,507       90,732,765        94,217,264     103,826,676
Partners' deficit                (19,292,331)     (21,594,865)     (24,581,787)      (19,785,168)    (15,673,712)

See  Item  7 - Management's Discussion and Analysis of  Financial
Condition and Results of Operations. The following properties were sold or foreclosed on by the lender.

               Property                   Date Sold or Foreclosed
               --------                   -----------------------
       Fox Run Apartments                 December 1994 - Sold
       Village East Apartments            November 1994 - Sold
       Cedar Mill Crossing Apartments     December 1993 - Sold
       Valley Fair Shopping Center        May 1992 - Sold
       Tennessee Ridge Apartments         October 1991 - Foreclosed
       Channingway Commercial Center      September 1991 - Foreclosed
       Mesa Ridge Apartments              May 1990 - Foreclosed
       Silver Fox Apartments              January 1990 - Foreclosed

ITEM  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS  OF FINANCIAL CONDITION
-------   ------------------------------------------------------------
          AND RESULTS OF OPERATIONS
          -------------------------

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern.

At December 31, 1994, the Partnership held cash and cash equivalents of $3,313,765, down $1,624,264 as compared to 1993.
In January 1994, with the cash proceeds from the sale of Cedar Mill Crossing, the Partnership paid $2,400,000 to the General Partner for repayment of advances, accrued interest and Fixed MID. The Partnership also repaid all mortgage loans to McNeil Real Estate Fund XXVII, L.P. ("Fund XXVII") totaling $1,603,135 and paid $300,000 in Contingent MID in 1994.

The Partnership has experienced positive cash flow from operations of $5,437,381 for the three years ended December 31, 1994. The Partnership generated $2,058,565 through operating activities in 1994 as compared to $2,509,962 in 1993. This decrease can be attributed to the increase in the amount paid to affiliates during 1994.

In 1993, the Partnership generated $2,059,962 through operating activities as compared to $868,854 in 1992. This increase is primarily due to an increase in the cash received from tenants due to an increase in the rental rates and the reduction in the amount of interest paid during 1993. The reduction interest paid is due to the refinancing of the mortgage note on Palisades at the Galleria and the pay off of the second and third mortgages notes on Plaza Westlake.

The  Partnership expended $1,968,318, $2,512,727  and  $2,308,624 for capital improvements to the properties in 1994, 1993 and 1992, respectively. The Partnership has received net cash proceeds from the disposition of real estate of $9,005,627 over the last three years and insurance proceeds of $40,441 as a result of the fire at Brendon Way in 1994.

In 1993, the Partnership received net cash proceeds of $1,283,267 for refinancing the mortgage note on Palisades at the Galleria. The Partnership has received advances and mortgage notes from affiliates of $4,158,819 during the three years ended December 31, 1994. However, due to the cash proceeds of $10,288,894 from the disposition of real estate investments and the refinancing, the Partnership has been able to repay $4,519,334 in advances and mortgage notes from affiliates. The Partnership also began paying the General Partner the Contingent MID in 1994.

Short Term Liquidity:

At  December  31,  1994,  the  Partnership  held  cash  and  cash equivalents of $3,313,765 as compared to $4,938,029 in 1993.  The
General   Partner  considers  the  Partnership's  cash   reserves
adequate for anticipated operations for 1995.

In 1995, the Partnership's properties are expected to provide positive cash flow from operations. Management will continue to address ongoing capital improvement needs in light of the aging condition of the Partnership's properties. The Partnership has budgeted approximately $1,948,000 for capital improvements for 1995 in addition to the $6.8 million of capital improvements made during the past three years. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repairs and maintenance expenses from amounts that would otherwise be incurred. During 1994, the Partnership began paying the Contingent MID and anticipates to continue to make payments to the General Partner in 1995.

During 1995, the Partnership is faced with mortgage principal payments and mortgage maturities on Buccaneer Village, Lamar Plaza, Millwood Park, Palisades at the Galleria, Plaza Westlake and Sundance, totaling approximately $28,144,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes that are due. Subsequent to year end, the Partnership paid off the interest in net profits on Buccaneer Village at a discounted payoff of $1,750,000 for retirement of $3,571,229 of debt. Additionally, management successfully refinanced Plaza Westlake on March 24, 1995. The new 5 year mortgage note in the amount of $4,000,000 retired the maturing mortgage of $3,366,000 and yielded approximately $248,000 in proceeds to the Partnership. Manage-ment is currently negotiating the refinancing of Buccaneer
Village's first mortgage and Palisades at the Galleria. Management anticipates closing on the refinancings by mid-year with expected proceeds to the Partnership of approximately $3,500,000.

The remaining three properties with 1995 maturities, Lamar Plaza, Millwood Park and Sundance, have maturing debt of $12,692,000 and are currently on the market for sale. The General Partner believes that Lamar Plaza and Sundance cannot be refinanced given their current level of debt. The General Partner does not believe it would be in the Partnership's best interest to invest additional money into these properties. Therefore in the event the Partnership is unable to arrange a sale or extension of these loans, the Partnership may allow foreclosure of these properties for full settlement of the debt. The foreclosure of these properties would not have an adverse effect on the Partnership. The mortgage note payable balance and net book value of Lamar Plaza are $3,895,333 and $3,150,925, respectively. The mortgage note payable balance and net book value of Sundance are $7,938,263 and $6,203,985, respectively. The General Partner believes it is in the best interest of the Partnership to market Millwood Park for sale instead of refinancing the maturing mortgage. The property would yield lesser proceeds through a refinancing and require additional capital which would be a burden to cash reserves. The mortgage note payable balance and the net book value of Millwood Park are $2,940,990 and $3,369,783, respectively. The carrying value of all of these properties is below what the General Partner estimates the net realizable value to be. There can be no assurance that these sales/refinancings will occur to coincide with the Partnership's cash needs.

Long Term Liquidity:

The Partnership's working capital needs have been supported by advances from affiliates during the past several years. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occurring as funds became available; other advances were longer term in nature due to lack of funds for repayment. Additionally, the General Partner has allowed the Partnership to defer payment of MID and reimbursements until such time as the Partnership's cash reserves allow payments. During 1994, the Partnership has begun to make repayments to the General Partner for advances and has paid some of the accrued MID. The Partnership will continue to make such payments as is allowed by cash reserves and cash flows of the Partnership. However, the Partnership will not be able to repay the General Partner all payables outstanding in the foreseeable future. The General Partner will continue to defer the unpaid sums until the Partnership's cash reserves allow such payments.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership borrowed $6,000 from this facility during 1994. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. At December 31, 1994, $1,743,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

Should market conditions change and operations deteriorate, present cash resources may be insufficient to meet current needs. Other than available portions of the $5,000,000 revolving credit facility, discussed above, which may not be available when required by the Partnership, the Partnership has no existing lines of credit from outside sources. Other sources of working capital may be required and no such other sources have been identified.

Possible actions to resolve operating deficiencies include sales of properties, refinancing or renegotiating terms of existing loans, deferring major capital expenditures, except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging additional support from affiliates. Additional affiliate support is not assured, since neither the General Partner nor any affiliates have obligations to make advances in excess of any unused portion of the revolving credit facility discussed above. Sales of properties are possibilities, however there is no assurance that a sale can be completed, nor that a closing could be timed to coincide with the Partnership's cash needs.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Distributions

With the exception of the Contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the
Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $1,164,549 for the Contingent MID has been accrued by the Partnership for the year ended December 31, 1994 for the General Partner.

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1994, the Partnership owned nine properties. All of the Partnership properties are subject to mortgage notes.

On December 19, 1994, the Partnership sold its investment in Fox Run to an unrelated third party for a cash sales price of $54,947 and assumption of the first and second liens by the purchaser. On November 18, 1994, the Partnership sold its investment in Village East to an unaffiliated buyer for a sales price of $8,625,000. The sale of these two properties resulted in net cash proceeds to the Partnership of $2,791,434 and a gain on disposition of real estate of $6,307,885.

RESULTS OF OPERATIONS
---------------------

1994 compared to 1993

Revenue:

Total  Partnership revenues in 1994 decreased  by  $4,780,199  or
14.7% as compared to 1993. This decrease is due to the sale of Cedar Mill Crossing in 1993. Revenues also declined as a result of a reduction in the gain on disposition of real estate from $8,193,880 in 1993 to $6,307,885 in 1994. Rental revenue decreased by $2,932,423 while interest income increased by $17,342.

Rental revenue for 1994 was $21,295,656 as compared to $24,228,119 in 1993. The decrease is due to the sale of Cedar Mill Crossing, which reduced rental revenue by $3,471,915. This decline was partially offset by a $539,492 increase in rental revenue at the remaining properties due to increases in rental rates at six of the Partnership's properties.

Interest income increased due to higher interest rates earned in 1994 as compared to 1993.

Expenses:

Partnership expenses decreased by $3,822,377 or 14% for the year ended December 31, 1994 as compared to 1993.

During 1993, Cedar Mill Crossing was sold and the effects from the sale were declines of $1,298,509 in interest, $435,502 in depreciation and amortization, $308,509 in property taxes, $353,596 in personnel expenses, $174,804 in property management fees, $335,001 in utilities, $371,953 in repairs and maintenance and $175,041 in other property operating expenses.

In addition to the sale of Cedar Mill Crossing, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $269,889 or 66% in 1994 as compared to the same period last year. This decrease is due to paying off the affiliate loans and paying down on the advances outstanding in January 1994.

Depreciation and amortization on the properties increased by $239,164 or 5% due to the substantial capital improvements made at the properties over the last few years.

Property taxes decreased by $228,459 or 13% due to a decrease in the estimated tax liability at Castle Bluff, a reduction in the appraised value at Lamar Plaza, and a refund of taxes resulting from the sale of Fox Run.

Expenses for personnel, repairs and maintenance, utilities, and other property operating increased $583,153 for 1994 as compared to 1993. Personnel expenses increased by $148,797 or 6% due to increases in maintenance employee hours and incentive bonus paid. Repairs and maintenance increased by $307,857 or 12% due to increases in roof repair, electrical, and HVAC supplies. This increase is also due to repairs and expenses associated with preparing vacated units for occupancy. Other property operating increased by $99,616 or 7% primarily due to an increase in other professional expenses associated with a real estate tax appeal on Plaza Westlake and an increase in resident pre-qualification at all the properties.

General and administrative decreased by $223,502 or 58% primarily
due   to  a  reduction  in  tax  preparation,  legal  costs   and
professional fees.

General and administrative - affiliates decreased by $234,714 or 31% as compared to the same period last year due to an amendment to the Amended Partnership Agreement which eliminates the Fixed MID effective July 1993. This decrease was partially offset by an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

1993 compared to 1992

Revenue:

Total Partnership revenues in 1993 increased by $7,644,128 or 31% as compared to 1992. This increase is due to a gain on disposition of real estate of $8,193,880 recognized in 1993. Rental revenue increased by $624,257 while interest income decreased by $19,580. In 1992 the Partnership recognized a $440,381 gain on settlement of legal expenses. See Item 8 -
Note 12 "Gain on Settlement of Legal Expenses."

Rental   revenue  for  1993  was  $24,228,119  as   compared   to
$23,603,862 in 1992. The increase is due to increased occupancy at six of the Partnership's properties along with the increase in rental rates at a majority of the properties.

Interest income decreased due to lower invested cash balances in 1993 as compared to 1992.

Expenses:

Partnership  expenses decreased by $451,859 for  the  year  ended
December 31, 1993 as compared to 1992.

During 1992, Valley Fair was sold and the effects from the sale were declines of $64,307 in interest, $45,955 in depreciation and amortization, $28,319 in property taxes, $12,586 in personnel expenses, $12,913 in property management fees, $11,908 in utilities, $10,368 in repairs and maintenance and $19,492 in other property operating expenses.

In addition to changes due to the sale, other factors affected the level of expenses reported by the remaining properties. Interest expense decreased by $776,920 due to the refinancing of the Palisades at the Galleria note, the payoff of the second and third Plaza Westlake notes, and the reduction in the Treasury bill rate, which is the basis on which interest expense for the mortgage note on Channingway is calculated.

Interest expense - affiliates increased in 1993 as compared to the same period last year due to the increase in the average amount of affiliate loans and advances outstanding during the year.

Depreciation and amortization on the properties increased by $364,390 or 8% due to the substantial capital improvements at the properties over the last few years.

Property taxes decreased by $205,651 or 9% due to a reduction in the estimated tax liability on Buccaneer Village, Cedar Mill
Crossing, and Channingway.

Utilities increased by $232,920 or 13% due to an increase in electricity at Brendon Way and The Village and increase in water at Cedar Mill Crossing and Channingway. Also, all the Partnership's properties experienced an increase in natural gas.

General and administrative - affiliates decreased by $110,275 as compared to the same period last year due to an amendment to the Amended Partnership Agreement which eliminates the Fixed MID effective July 1993. This decrease was partially offset by an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

ITEM  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
--------  -------------------------------------------

                                                          Page
                                                          Number
                                                          ------
INDEX TO FINANCIAL STATEMENTS
-----------------------------
Financial Statements:

 Report of Independent Public Accountants                  17

 Balance Sheets at December 31, 1994 and 1993              18

 Statements of Operations for each of the
  three years in the period ended December 31, 1994        19

 Statements of Partners' Deficit for each of the
  three years in the period ended December 31, 1994        20

 Statements of Cash Flows for each of the three
  years in the period ended December 31, 1994              21

 Notes to Financial Statements                             23

 Financial Statement Schedule -
   Schedule III - Real Estate Investments and
   Accumulated Depreciation and Amortization               40























All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

            REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XII, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XII, Ltd. (a California limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XII, Ltd. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended
December   31,  1994,  in  conformity  with  generally   accepted
accounting principles.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 10 to the financial statements, the Partnership has previously relied on advances from affiliates to meet its debt obligations and to fund capital improvements. Additionally, the Partnership has previously had to defer payment of payables to affiliates in order to meet its working capital needs. Although management does not anticipate the need for additional advances, payments of such advances and payables can only be made if certain pending sales are closed or mortgage balances refinanced. Additionally, the Partnership is faced with mortgage principal payments and mortgage note maturities of approximately $22.8 million in 1995 for which no extensions, modifications, or refinancings have yet been negotiated. There is no guarantee that such negotiations can be completed or that the sale of any properties can be closed to coincide with the Partnership's cash needs. Management's plans in regard to these matters are also described in Note 10. These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index to financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/  Arthur Andersen LLP



Dallas, Texas
 March 24, 1995

                                   McNEIL REAL ESTATE FUND XII, LTD.

                                           BALANCE SHEETS


                                                                    December 31,
                                                       --------------------------------
                                                           1994              1993
                                                       ------------        ------------
ASSETS
------

Real estate investments:
 Land                                                 $   6,280,580       $   7,108,968
 Buildings and improvements                              71,739,632          89,085,041
                                                       ------------        ------------
                                                         78,020,212          96,194,009
 Less:  Accumulated depreciation and amortization       (37,105,195)        (43,889,170)
                                                       ------------        ------------
                                                         40,915,017          52,304,839

Assets held for sale                                     12,724,693          11,421,936

Cash and cash equivalents                                 3,313,765           4,938,029
Cash segregated for security deposits                       303,436             347,986
Accounts receivable, net of allowance for
 doubtful accounts of $5,629 and $36,410 at
 December 31, 1994 and 1993, respectively                   317,559             381,737
Prepaid expenses and other assets                           258,668             289,275
Escrow deposits                                             896,234           1,504,609
Deferred borrowing costs, net of accumulated
 amortization of $652,691 and $715,830 at
 December 31, 1994 and 1993, respectively                 1,459,976           1,641,689
                                                       ------------        ------------
                                                      $  60,189,348       $  72,830,100
                                                       ============        ============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net                           $  68,152,522       $  79,867,507
Mortgage notes payable - affiliate                                -           1,603,135
Accounts payable                                            220,341             647,869
Accrued expenses                                            146,722             128,240
Accrued interest                                          1,680,833           1,599,238
Accrued property taxes                                      961,459           1,224,990
Advances from Southmark                                      32,690              30,655
Advances from affiliates - General Partner                1,814,115           3,346,441
Payable to affiliates - General Partner                   5,926,684           5,292,511
Security deposits and deferred rental income                546,313             684,379
                                                       ------------        ------------
                                                         79,481,679          94,424,965
                                                       ------------        ------------

Partners' deficit:
 Limited partners - 240,000 limited partnership
  units authorized; 230,594 and 230,817 limited
  partnership units issued and outstanding at
  December 31, 1994 and 1993, respectively               (9,844,782)        (13,138,511)
 General Partner                                         (9,447,549)         (8,456,354)
                                                       ------------        ------------
                                                        (19,292,331)        (21,594,865)
                                                       ------------        ------------
                                                      $  60,189,348       $  72,830,100
                                                       ============        ============

         See accompanying notes to financial statements.

                             McNEIL REAL ESTATE FUND XII, LTD.

                                STATEMENTS OF OPERATIONS

                                                   For the Years Ended December 31,
                                           ----------------------------------------------------
                                                 1994               1993              1992
                                           -------------       -------------       ------------
Revenue:
 Rental revenue                            $  21,295,696       $  24,228,119      $  23,603,862
 Interest                                         76,915              59,573             79,153
 Gain on disposition of real estate            6,307,885           8,193,880            714,048
 Gain on involuntary conversion                   20,877                   -                  -
 Gain on settlement of legal expenses                  -                   -            440,381
                                            ------------        ------------       ------------
  Total revenue                               27,701,373          32,481,572         24,837,444
                                            ------------        ------------       ------------
Expenses:
 Interest                                      7,642,760           9,211,571         10,052,798
 Interest - affiliates                           138,828             408,717            204,211
 Depreciation and amortization                 4,619,944           4,816,282          4,497,847
 Property taxes                                1,515,606           2,052,574          2,286,544
 Personnel expenses                            2,696,563           2,901,362          2,843,087
 Property management fees - affiliates         1,067,967           1,207,684          1,167,150
 Utilities                                     1,729,864           2,037,982          1,816,970
 Repairs and maintenance                       2,956,539           3,020,635          3,048,566
 Other property operating expenses             1,437,705           1,513,130          1,574,547
 General and administrative                      163,877             387,379            407,180
 General and administrative -
  affiliates                                     510,786             745,500            855,775
                                            ------------        ------------       ------------
  Total expenses                              24,480,439          28,302,816         28,754,675
                                            ------------        ------------       ------------

Income (loss) before extraordinary item        3,220,934           4,178,756         (3,917,231)
Extraordinary gain on extinguishment
 of debt                                         246,149                   -             79,639
                                            ------------        ------------       ------------
Net income (loss)                          $   3,467,083       $   4,178,756      $  (3,837,592)
                                            ============        ============       ============
Net income (loss) allocable to limited
 partners                                  $   3,293,729       $   3,969,818      $  (3,645,712)
Net income (loss) allocable to General
 Partner                                         173,354             208,938           (191,880)
                                            ------------        ------------       ------------
Net income (loss)                          $   3,467,083       $   4,178,756      $  (3,837,592)
                                            ============        ============       ============

Net income (loss) per limited
 partnership unit:
 Income (loss) before extraordinary
  item                                     $       13.27       $      17.20       $      (16.11)
 Extraordinary gain on extinguishment
  of debt                                           1.01                  -                 .33
                                            ------------        -----------        ------------
 Net income (loss)                         $       14.28       $      17.20       $      (15.78)
                                            ============        ===========        ============



         See accompanying notes to financial statements.

                              McNEIL REAL ESTATE FUND XII, LTD.

                               STATEMENTS OF PARTNERS' DEFICIT

                      For the Years Ended December 31, 1994, 1993 and 1992



                                                                                       Total
                                               General            Limited              Partners'
                                               Partner            Partners             Deficit
                                            ------------        -------------       -------------
Balance  at  December 31, 1991             $  (6,322,551)      $  (13,462,617)     $  (19,785,168)

Net loss                                        (191,880)          (3,645,712)         (3,837,592)

Contingent Management Incentive
 Distribution                                   (959,027)                   -            (959,027)
                                            ------------        -------------       -------------
Balance  at  December 31, 1992                (7,473,458)         (17,108,329)        (24,581,787)

Net income                                       208,938            3,969,818           4,178,756

Contingent Management Incentive
 Distribution                                 (1,191,834)                   -          (1,191,834)
                                            ------------        -------------       -------------
Balance  at December 31, 1993                 (8,456,354)         (13,138,511)        (21,594,865)

Net income                                       173,354            3,293,729           3,467,083

Contingent Management Incentive
 Distribution                                 (1,164,549)                   -          (1,164,549)
                                            ------------        -------------       -------------
Balance  at  December 31, 1994             $  (9,447,549)      $   (9,844,782)     $  (19,292,331)
                                            ============        =============       =============

















         See accompanying notes to financial statements.

                                McNEIL REAL ESTATE FUND XII, LTD.

                                   STATEMENTS OF CASH FLOWS

                        Increase (Decrease) in Cash and Cash Equivalents

                                                         For the Years Ended December 31,
                                            ---------------------------------------------------
                                                  1994               1993              1992
                                            --------------      -------------     -------------
Cash flows from operating activities:
 Cash received from tenants                  $  21,232,256      $  24,214,841     $  23,198,168
 Cash paid to suppliers                         (8,698,900)        (9,274,750)       (9,701,386)
 Cash paid to affiliates                        (1,809,129)        (1,199,948)       (1,153,820)
 Interest received                                  76,915             59,573            79,153
 Interest paid                                  (6,643,256)        (8,493,337)       (9,526,498)
 Deferred borrowing costs paid                     (44,891)          (324,543)         (255,130)
 Interest paid to affiliates                      (470,490)          (210,778)          (28,608)
 Property taxes paid                            (1,583,940)        (2,261,096)       (1,743,025)
                                              ------------       ------------      ------------
Net cash provided by operating activities        2,058,565          2,509,962           868,854
                                              ------------       ------------      ------------
Cash flows from investing activities:
 Additions to real estate investments           (1,968,318)        (2,512,727)       (2,308,624)
 Net proceeds from disposition of
  real estate investments                        2,791,434          5,040,451         1,173,742
 Insurance proceeds from fire                       40,441                  -                 -
                                              ------------       ------------      ------------
Net cash provided by (used in)
 investing activities                              863,557          2,527,724        (1,134,882)
                                              ------------       ------------      ------------
Cash flows from financing activities:
 Principal payments on mortgage
  notes payable                                 (1,442,587)        (1,961,022)       (2,434,083)
 Reinstatement of mortgage principal
  due to note modification                               -            258,586                 -
 Net cash paid for refinancing of
  mortgage note payable                                  -                  -          (157,127)
 Cash proceeds from refinancing
  of mortgage notes payable                              -          1,283,267                 -
 Mortgage loans from affiliate                           -          1,556,670         1,756,000
 Repayment of mortgage loans from
  affiliate                                     (1,603,135)        (1,709,535)                -
 Advances from affiliates - General
  Partner                                            6,000            128,518           711,631
 Repayment of advances from
  affiliates - General Partner                  (1,206,664)                 -                 -
 Contingent Management Incentive
  Distribution                                    (300,000)                 -                 -
                                            --------------      -------------    --------------
Net cash used in financing activities           (4,546,386)          (443,516)         (123,579)
                                            --------------      -------------    --------------
Net increase (decrease) in cash and
  cash equivalents                              (1,624,264)         4,594,170          (389,607)

Cash and cash equivalents at
  beginning of year                              4,938,029            343,859           733,466
                                            --------------      -------------    --------------
Cash and cash equivalents at end of year   $     3,313,765     $    4,938,029   $       343,859
                                            ==============      =============    ==============
</TABLE

See  discussion of noncash investing and financing activities in Note 7.

           See accompanying notes to financial statements.

                               McNEIL REAL ESTATE FUND XII, LTD.

                                  STATEMENTS OF CASH FLOWS


                 Reconciliation of Net Income (Loss) to Net Cash Provided by
                                   Operating Activities



                                                 For the Years Ended December 31,
                                          ------------------------------------------------
                                              1994             1993              1992
                                          ------------     -------------     -------------
Net income (loss)                         $  3,467,083     $  4,178,756      $  (3,837,592)
                                           -----------      -----------       ------------
Adjustments to reconcile net income
 (loss) to net cash provided by
 operating activities:
 Depreciation and amortization               4,619,944        4,816,282          4,497,847
 Amortization of discounts on
  mortgage notes payable                       308,183          305,006            308,754
 Amortization of deferred
  borrowing costs                              226,604          257,640            221,043
 Net interest added to advances
  from Southmark                                 2,035            1,750              1,587
 Net interest added to advances
  from affiliates - General Partner            131,727          197,939            174,016
 Loss on disposition of real estate         (6,307,885)      (8,193,880)          (714,048)
 Gain on involuntary conversion                (20,877)               -                  -
 Extraordinary gain on extinguishment
  of debt                                     (246,149)               -            (79,639)
 Changes in assets and liabilities:
  Cash segregated for security
   deposits                                     44,550          (26,685)           (70,716)
  Accounts receivable, net                      64,178           60,079           (154,120)
  Prepaid expenses and other
   assets                                       30,607           45,907            174,593
  Escrow deposits                              608,375          324,729            947,299
  Deferred borrowing costs                     (44,891)        (324,543)          (255,130)
  Accounts payable                            (427,528)          58,914           (641,733)
  Accrued expenses                              98,033          (47,486)          (462,240)
  Accrued interest                                (705)         153,838             (3,497)
  Accrued property taxes                      (186,427)        (114,031)           (98,502)
  Payable to affiliates - Southmark                  -                -            (34,159)
  Payable to affiliates - General
   Partner                                    (230,376)         753,236            869,105
  Security deposits and deferred
   rental income                               (77,916)          62,511             25,986
                                          ------------     ------------       ------------
     Total adjustments                      (1,408,517)      (1,668,794)         4,706,446
                                          ------------     ------------       ------------
Net cash provided by operating
  activities                             $   2,058,565    $   2,509,962      $     868,854
                                          ============     ============       ============

         See accompanying notes to financial statements.

                         McNEIL REAL ESTATE FUND XII, LTD.

                           NOTES TO FINANCIAL STATEMENTS
                                December 31, 1994

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XII, Ltd. (the "Partnership") was organized February 2, 1981, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 6, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

Basis of Presentation
---------------------

The Partnership's financial statements include the accounts of Brendon Way Fund XII Associates, Castlebluff Fund XII Associates, and Palisades Fund XII Associates, L.P. as of December 31, 1994 and 1993. These single asset Partnerships are wholly-owned by the Partnership and the General Partner. The General Partner's minority interest is not reflected in the accompanying financial statements due to immateriality. All intercompany transactions have been eliminated.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of cost or net realizable value. Real estate investments are monitored on an ongoing basis to determine if the property has sustained a permanent impairment in value. At such time, a write-down is recorded to reduce the basis of the property to its net realizable value. A permanent impairment is determined to have occurred when a decline in property value is considered to be other than temporary based upon management's expectations with respect to projected cash flows and prevailing economic conditions.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of cost or estimated realizable value.

Depreciation and Amortization
-----------------------------

Buildings and improvements are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from 3 to 25 years. Tenant improvements are amortized over the terms of the related tenant lease using the straight-line method.

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements.

Deferred Borrowing Costs
------------------------

Loan fees and other related costs incurred to obtain long-term financing on real property are capitalized and amortized using a method that approximates the effective interest method over the terms of the related mortgage notes payable. Amortization of deferred borrowing costs is included in interest expense on the Statements of Operations.

Discounts on Mortgage Notes Payable
-----------------------------------

Discounts on mortgage notes payable are being amortized over the remaining terms of the related mortgage notes using the effective interest method. Amortization of discounts on mortgage notes payable is included in interest expense on the Statements of Operations.

Rental Revenue
--------------

The Partnership leases its residential properties under short-term operating leases. Lease terms generally are less than one year in duration. Rental revenue is recognized as earned.

The Partnership leases its commercial properties under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental revenue is recognized on a straight-line basis over the term of the related leases. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and included in accounts receivable on the Balance Sheets.

Income Taxes
------------

No  provision  for  Federal  income taxes  is  necessary  in  the
financial   statements   of  the  Partnership   because,   as   a
partnership, it is not subject to Federal income tax, and the tax effect of its activities accrues to the partners.

Allocation of Net Income and Net Loss
-------------------------------------

The Amended Partnership Agreement provides for net income of the Partnership for both financial statement and income tax purposes to be allocated as indicated below. For allocation purposes, net income and net loss of the Partnership are determined prior to deductions for depreciation.

a) first, 5% of all deductions for depreciation shall be allocated to the General Partner and 95% to the limited partners;

b) then, net income in an amount equal to the cumulative amount paid to the General Partner for the contingent portion of the Management Incentive Distribution ("MID") for which no previous income allocations have been made, shall be allocated to the General Partner; provided, however, that if all or a portion of such payment consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

c) then, any remaining net income shall be allocated to achieve the ratio of 5% to the General Partner and 95% to the limited partners.

The Amended Partnership Agreement also provides that net losses, other than those arising from a sale or refinancing, shall be allocated 5% to the General Partner and 95% to the limited partners. Net losses arising from a sale or refinancing shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code
Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1994, 1993 and 1992 have been made in accordance with these provisions.

Distributions
-------------

Pursuant  to  the  Amended  Partnership  Agreement  and  at   the
discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a) first, to the General Partner, an amount equal to the contingent portion of the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No cash distributions were made to the limited partners in 1994, 1993 or 1992. The Partnership accrued distributions of $1,164,549, $1,191,834 and $959,027 for the benefit of the
General Partner for the years ended December 31, 1994, 1993 and 1992, respectively. These distributions are the contingent portion of the MID pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net  income  (loss) per Unit is computed by dividing  net  income
(loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 230,594, 230,817 and 230,928 Units outstanding in 1994, 1993 and 1992.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial properties, in which case McREMI will receive property management fees from such commercial properties equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The  Partnership  reimburses  McREMI  for  its  costs,  including
overhead,    of   administering   the   Partnership's    affairs.

The Partnership reimbursed an affiliate of the General Partner for costs incurred in connection with refinancing and modification of mortgage notes payable. These costs are capitalized as deferred borrowing costs and amortized over the remaining term of the related mortgage note payable.

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Fixed MID was payable in Units unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. No Units were issued in payment of the MID in 1994, 1993 or 1992.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment does have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. Had base period cash flow been measured on a basis comparable with incentive period cash flow, Contingent MID for the year ended December 31, 1992 would not have been affected. The amendment of the capitalization policy did not materially affect the MID for 1993 or 1994 as the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment of the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                For the Years Ended December 31,
                                       -------------------------------------------------
                                           1994               1993              1992
                                       -----------       ------------        -----------
Charged to other assets:
 Deferred borrowing costs              $         -       $          -        $     53,985
 Prepaid expenses                                -              1,000              10,024
Property management fees                 1,067,967          1,207,684           1,167,150
Charged to interest expense:
 Interest expense on affiliate
  loans and advances                       138,828            408,717             204,211
Charged to general and
 administrative - affiliates:
 Partnership administration                510,786            592,477             536,099
 Fixed MID                                       -            153,023             319,676
                                        ----------       ------------         -----------
                                       $ 1,717,581      $   2,362,901        $  2,291,145
                                        ==========       ============         ===========
Charged to General Partner's deficit:
 Contingent MID                        $ 1,164,549      $   1,191,834        $    959,027
                                        ==========       ============         ===========

Payable to affiliates - General Partner at December 31, 1994 and 1993 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. The General Partner has waived the collection terms of the MID and reimbursements until the Partnership has an adequate level of cash reserves.

On February 25, 1992, the Partnership acquired certain payables owed by the Partnership to an affiliate of Southmark Corporation, the parent company of the former corporate general partner, in the amount of $113,798 for a cash payment of $34,159. This transaction resulted in a $79,639 extraordinary gain on extinguishment of debt.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. As discussed below, the Partnership received advances under the revolving credit facility to fund additions to the Partnership's real estate investment and costs incurred in connection with the refinancing of the Partnership's mortgage note payable. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1994, $1,743,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings.

Additionally, the General Partner has, at its discretion, advanced funds to the Partnership in addition to the revolving credit facility. The Partnership received such other advances to fund working capital requirements. The General Partner is not obligated to advance funds to the Partnership, and there is no assurance that the Partnership will receive additional funds.

The total advances from affiliates at December 31, 1994 and 1993 consist of the following:

                                                                 1994            1993
                                                             -----------     -----------
     Advances from General Partner- revolving credit         $  1,654,485    $  2,611,968
      facility
     Advances from General Partner - other                              -         243,181
     Advances purchased by General Partner                         27,903          27,903
     Accrued interest payable                                     131,727         463,389
                                                              -----------      ----------
                                                             $  1,814,115     $ 3,346,441

The advances are unsecured, due on demand and accrue interest  at
the  prime  lending rate of Bank of America plus 1%.   The  prime
lending rate was 8.5% and 6% at December 31, 1994 and 1993, respectively.

NOTE 3 - TAXABLE LOSS
---------------------

McNeil Real Estate Fund XII, Ltd. is a partnership and is not subject to Federal and state income taxes. Accordingly, no recognition has been given to income taxes in the accompanying financial statements of the Partnership since the income or loss of the Partnership is to be included in the tax returns of the individual partners. The tax returns of the Partnership are subject to examination by Federal and state taxing authorities. If such examinations result in adjustments to distributive shares of taxable income or loss, the tax liability of the partners could be adjusted accordingly.

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $8,345,846 in 1994, $12,981,815 in 1993 and
$16,366,010 in 1992.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------
The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1994 and 1993 are set forth in the following tables:

                                                                 Accumulated
                                               Buildings and    Depreciation          Net Book
      1994 (a)                       Land      Improvements    and Amortization         Value
      --------                 ------------    -------------   ----------------    -------------
Brendon Way                    $  1,067,661    $  20,298,094    $  (10,588,352)    $  10,777,403
Buccaneer Village                   996,813        8,615,740        (4,792,446)        4,820,107
Castle Bluff                        239,839        5,082,220        (2,755,779)        2,566,280
Channingway                       1,544,716       17,664,080        (8,838,364)       10,370,432
Palisades at the Galleria           975,967       13,866,792        (6,873,775)        7,968,984
Plaza Westlake (a)                1,455,584        6,212,706        (3,256,479)        4,411,811
                                -----------     ------------     -------------      ------------
                               $  6,280,580    $  71,739,632    $  (37,105,195)    $  40,915,017
                                ===========     ============     =============      ============

                                                                Accumulated
                                               Buildings and    Depreciation        Net Book
      1993 (b)                     Land        Improvements    and Amortization       Value
      --------                 ------------    -------------   ----------------   -------------
Brendon Way                    $  1,067,661    $  19,463,192    $   (9,726,927)    $  10,803,926
Buccaneer Village                   996,813        8,400,778        (4,460,233)        4,937,358
Castle Bluff                        239,839        5,004,470        (2,545,992)        2,698,317
Channingway                       1,544,716       17,433,497        (8,078,442)       10,899,771
Fox Run (c)                         692,945        7,417,725        (3,784,749)        4,325,921
Palisades at the Galleria           975,967       13,700,127        (6,140,975)        8,535,119
Sundance (a)                      1,180,178       11,208,927        (5,747,839)        6,641,266
Village East (c)                    410,849        6,456,325        (3,404,013)        3,463,161
                                -----------     ------------     -------------      ------------
                               $  7,108,968    $  89,085,041    $  (43,889,170)    $  52,304,839
                                ===========     ============     =============      ============

(a) Lamar Plaza and Millwood Park remained on the market for sale during 1994. However, management took Plaza Westlake off the market and placed Sundance on the market for sale. Therefore, at December 31, 1994, these properties are recorded as assets held for sale.

(b) During 1993, management placed Lamar Plaza, Millwood Park and Plaza Westlake on the market for sale. Therefore, at December 31, 1993, these properties are recorded as assets held for sale.

(c) During  1994, management sold Fox Run and Village  East.   See
    Note 7.

The Partnership leases its commercial properties under various non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1994, are as follows:

                                   Real Estate            Assets Held
                                   Investments             For Sale
                                  ------------           ------------
                  1995            $   747,000            $   556,000
                  1996                677,000                393,000
                  1997                600,000                342,000
                  1998                429,000                308,000
                  1999                332,000                291,000
                  Thereafter           30,000                431,000
                                   ----------             ----------
                   Total          $ 2,815,000            $ 2,321,000
                                   ==========             ==========

Future minimum rents do not include contingent rents or operating expense reimbursements. Contingent rents and operating expense reimbursements amounted to $251,475 in 1994, $340,026 in 1993 and $419,799 in 1992, and are included in rental income on the Statements of Operations.

The   Partnership's   properties  are  encumbered   by   mortgage
indebtedness as discussed in Notes 5 and 6.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth mortgage notes payable of the Partnership at December 31, 1994 and 1993. All mortgage notes are secured by real estate investments or the assets held for sale.

                            Mortgage         Annual         Monthly                       December 31,
                            Lien             Interest       Payments/             ------------------------------
Property                    Position (a)     Rates %        Maturity Date (o)          1994             1993
--------                    ------------     --------       -----------------     -------------     ------------
Brendon Way                 First (b)          8.00        $   133,911   05/24    $  18,162,469     $  18,309,940
                                                                                    -----------       -----------

Buccaneer Village           First              9.50             28,853   04/07        2,508,392         2,610,975
                            Second (d)        10.75              9,335   07/95          988,077           993,553
                            Interest in net
                             profits (e)       7.43                                   2,688,068         2,688,068
                            Discount (c)                                               (386,967)         (423,706)
                                                                                    -----------       -----------
                                                                                      5,797,570         5,868,890
                                                                                    -----------       -----------

Castle Bluff                First              9.25             36,926   12/24        4,488,555         4,515,128
                                                                                    -----------       -----------

Channingway (n)             First           Variable (f)   Variable (f)  08/98       13,181,124        13,377,548

Fox Run                     Wrap              10.00        $    35,328   11/94                -         3,179,170
                            Equity (g)        10.75             17,148   07/95                -         1,825,159
                            Junior             7.43                                           -           100,000
                            Interest in net
                             profits (e)       7.43                                           -           196,563
                                                                                    -----------       -----------
                                                                                              -         5,300,892
                                                                                    -----------       -----------

Lamar Plaza                 Wrap (h)           (h)               (h)     07/95        3,980,606         3,999,774
                            Discount (c)                                                (85,273)         (152,064)
                                                                                    -----------       -----------
                                                                                      3,895,333         3,847,710
                                                                                    -----------       -----------

Millwood Park               First              8.50             30,671   09/04        2,579,310         2,733,633
                            Second (i)        10.00              6,115   07/95          733,856           808,856
                            Discount (c)                                               (372,176)         (418,743)
                                                                                    -----------       -----------
                                                                                      2,940,990         3,123,746
                                                                                    -----------       -----------
Palisades at the
Galleria                    First (j)       Variable (j)    Variable (j) 10/95        8,392,910         8,507,412
                                                                                    -----------       -----------

Plaza Westlake (k)          First              9.50             44,548   03/95        3,383,827         3,603,979
                            Discount (c)                                                (28,519)         (142,595)
                                                                                    -----------       -----------
                                                                                      3,355,308         3,461,384
                                                                                    -----------       -----------

Sundance                    Wrap (l)           (j)               (j)     07/95        7,780,557         7,925,528
                            Interest in
                             profits           7.43                                     196,569           196,569
                            Discount (c)                                                (38,863)          (82,873)
                                                                                    -----------       -----------
                                                                                      7,938,263         8,039,224
                                                                                    -----------       -----------

Village East                First              9.25             34,773   12/04                -         2,873,476
                            Second           Variable (m)       25,400   09/94                -         2,642,157
                                                                                              -         5,515,633
                                                                                    -----------       -----------
                                                                                   $ 68,152,522      $ 79,867,507
                                                                                    ===========       ===========

(a)  The debt is non-recourse to the Partnership.

(b) On June 30, 1993, the Partnership modified the terms of the mortgage note payable on Brendon Way by increasing the principal balance of the note by $258,568 to $18,368,000. The modification also reduced the interest rate from 10.50% to 8.00% and the monthly payments from $164,969 to $133,911.

(c) Discounts are based on effective interest rates of 11% to 14%.

(d) The payment terms of the second mortgage note required interest only payments in the amount of $8,958 from September 1990 to August 1992. Starting September 1992 and continuing until maturity, the note requires monthly principal and interest payments of $9,335. The modified balance of the note included $1,025,427 of accrued and unpaid interest at the date of modification.

(e) The interest in net profits balance accrues interest at a rate of 7.43%, with payments due, if any, on a quarterly basis. The interest in net profits continues until paid through cash flow from operations or from available cash proceeds from sale of the property to a third party. Modification terms also included net cash flow payments payable, on a quarterly basis, if certain conditions were met. Subsequent to December 31, 1994, the Partnership paid off the interest in net profits for Buccaneer Village for $1,750,000. See Note 13.

(f) Interest on the Channingway mortgage note payable was initially a rate of 9.25%, adjusted annually to 2.75% over the one year Treasury bill weekly average rate with a ceiling of 15% and a floor of 7.25%. The interest rate at December 31, 1994 and 1993 was 7.875% and 7.25%, respectively.

(g) The payment terms of the equity note required interest only payments of $16,457 from September 1990 to August 1992. Starting September 1992 and continuing until maturity, the note required monthly principal and interest payments of $17,148. Payments on the junior note were required only when the amount of net cash flow was in excess of payments made on the wrap and equity notes as calculated on a quarterly basis. The modified balance of the notes included $154,364 of accrued and unpaid interest at the date of modification. The Partnership sold Fox Run on December 19, 1994 and the related mortgages were assumed by the purchaser. See Note 7.

(h) The wrap mortgage note on Lamar Plaza consists of two separate principal portions which are as follows:

            Principal          Amount       Interest Rate
            ---------       -----------     -------------
            Equity           $ 3,458,269         10.75
            Junior               522,337          7.43

     Starting September 1990 and continuing through August 1992, the mortgage note required interest only payments of $31,354 on the equity portion. Starting September 1992 and continuing until maturity, principal and interest payments are $32,672 on the equity portion. Payments on the junior portion shall be made only when the amount of net cash flow is in excess of payments made on the equity portion as calculated on a quarterly basis.

(i) In July 1994, the Partnership and the second lien holder on Millwood Park entered into an agreement to extend the debt. The agreement extended the maturity date to July 1995 and a principal payment of $75,000 was made changing the monthly payments from $8,089 to $6,115.

(j) On November 5, 1992, the Partnership refinanced the mortgage note payable on Palisades at the Galleria. The note bears interest at the prime lending rate plus 2% which equated to an interest rate of 10.5% and 8% at December 31, 1994 and 1993, respectively. Debt service payments adjust annually and are based on interest rates of 10.50% and 10.25% at December 31, 1994 and 1993, respectively. In February 1993, the Partnership paid off the $300,000 second lien mortgage note on Palisades at the Galleria (See Note 8).

(k)  The  Plaza  Westlake mortgage note was refinanced  in  March
     1995.  See Note 13 - Subsequent Events.

(l) The wrap mortgage note on Sundance consists of three separate principal portions, which are as follows:

            Principal           Amount         Interest Rate
            ---------         -----------      -------------
            Wrap              $ 5,928,288          10.375
            Equity              1,252,269          10.750
            Junior                600,000           7.430

     Starting September 1990 and continuing through August 1992, the mortgage note required principal and interest payments of $63,408 on the wrap portion and interest only payments of $11,360 on the equity portion. Starting September 1992 and continuing until maturity, principal and interest payments are $63,408 on the wrap portion and $11,837 on the equity portion. Payments on the junior portion shall be made only when the amount of net cash flow is in excess of payments made on the wrap and equity portion as calculated on a quarterly basis. The modified balance of the note included $172,430 of accrued and unpaid interest at the date of modification.

(m) Interest on the Village East second mortgage note payable was initially a rate of 11.375%, adjusted annually, beginning March 31, 1990, to 325 basis points over one year Treasury bills with a ceiling of 17% and a floor of 10%. The interest rate at December 31, 1993 was 10%. The Partnership sold Village East on November 18, 1994 and the related mortgages were paid off. See Note 7.

(n) The mortgage encumbering one of the Partnership's properties, Channingway, contains provisions which may give the lenders the right to accelerate the mortgage debt as a result of the September 1991 restructuring of the Partnership. The General Partner has requested that the lenders waive their right to accelerate the mortgage debt. The lenders may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained as to any mortgage, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt which approximated $13.2 million at December 31, 1994. In such event, the Partnership will arrange alternative sources of mortgage financing. However, such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided for by the current mortgage. Furthermore, if alternative financing cannot be obtained, each lender could foreclose on the property securing its mortgage amount. Management believes the likelihood of this outcome is remote and accordingly has not reflected this balance as currently due.

(o)  Balloon payments on the mortgage notes are due as follows:

<CAPTION

         Property                    Balloon Payment      Date
     ------------------------        ---------------      -----
     Plaza Westlake                  $  3,366,000         03/95
     Millwood Park                        734,000         07/95
     Buccaneer Village                  2,013,000         07/95
*    Lamar Plaza                        3,970,000         07/95
*    Sundance                           7,582,000         07/95
     Palisades at the Galleria          8,166,000         10/95
     Channingway                       12,293,000         08/98
     Millwood Park                        380,000         09/04

* The balloon payment amounts include the balances of underlying first lien mortgage debt at the date the balloon payments on the wrap-around mortgages are due. If underlying debt is assumed by the Partnership, the balloon payments will be less.

Principal maturities of the mortgage notes payable, before consideration of discounts of $911,798, are as follows:

                                       Real Estate     Assets Held
                                       Investments       For Sale
                                      -------------   -------------
          1995                        $  15,953,492   $  12,846,033
          1996                              544,119         168,047
          1997                              591,438         182,846
          1998                           12,925,136         198,949
          1999                              426,482         217,369
          Thereafter                     23,352,755       1,657,654
                                       ------------    ------------
           Total                      $  53,793,422   $  15,270,898
                                       ============    ============

NOTE 6 - MORTGAGE NOTES PAYABLE - AFFILIATE
-------------------------------------------

The  following sets forth mortgage notes payable -  affiliate  of
the  Partnership  at  December 31, 1994 and 1993.   All  mortgage
notes are secured by real estate investments or assets held for sale.

                       Mortgage        Annual      Monthly                   December 31,
                       Lien            Interest    Payments/          -------------------------
Property               Position (a)    Rates %     Maturity Date          1994          1993
--------               ------------    --------    -------------      ----------    -----------
Plaza Westlake (b)     Second         (d)          (d)     12/95      $        -    $   870,000
Millwood Park (c)      Third          (d)          (d)     06/96               -        733,135
                                                                       ---------     ----------
                                                                      $        -    $ 1,603,135
                                                                       =========     ==========

(a)  The debt was non-recourse to the Partnership.

(b) In December 1992, the Partnership obtained a mortgage note commitment from an affiliate of the General Partner for an amount up to $870,000. An initial amount of $56,000 was funded in December 1992. During 1993, an additional $814,000 was funded on the mortgage loan secured by Plaza Westlake. On January 20, 1994, the Partnership repaid the mortgage loan.

(c) In June 1993, the Partnership obtained a mortgage note commitment from an affiliate of the General Partner for an amount up to $800,000. During 1993, $733,135 was funded on the mortgage loan secured by Millwood Park. On January 20, 1994, the Partnership repaid the mortgage loan.

(d) The notes required monthly payments of interest only equal to the prime lending rate plus 1%. At December 31, 1993, the prime rate was 6%.

NOTE 7 - SALES AND DISPOSITIONS OF PROPERTIES
---------------------------------------------

On December 19, 1994, the Partnership sold its investment in Fox Run to an unrelated third party for a cash sales price of $54,947 and assumption of the first and second liens by the purchaser. Cash proceeds and the gain on disposition are detailed below.

                                               Gain on Sale         Cash Proceeds
                                               ------------         -------------
Sales price                                    $     54,947          $    54,947
Mortgages and accrued interest assumed by
 purchaser                                        5,345,732
Basis of real estate sold                        (4,087,990)
                                                -----------

Gain on disposition of real estate             $  1,312,689
                                                ===========

Credit for security deposit liability                                    (27,438)
                                                                       ---------
Net cash proceeds                                                     $   27,509
                                                                       =========

Also related to the sale of Fox Run Apartments, the Partnership recognized a $246,149 gain on early extinguishment of debt as a result of a discounted buyout of the interest in net profits.

On November 18, 1994, the Partnership sold its investment in Village East to an unaffiliated buyer for a sales price of $8,625,000. Cash proceeds from this transaction and the gain on sale of Village East are detailed below.

                                                  Gain on Sale         Cash Proceeds
                                                  ------------         -------------
Sales price                                       $ 8,625,000           $ 8,625,000
Selling costs                                        (301,919)             (301,919)
Prorations                                                  -              (216,806)
Basis of real estate sold                          (3,327,885)                    -
                                                   ----------            ----------
Gain on sale                                      $ 4,995,196                     -
                                                   ==========            ==========
Proceeds from sale of real estate investment                              8,106,275
Retirement of mortgage note assumed                                      (5,342,350)

Net cash proceeds                                                       $ 2,763,925
                                                                         ==========

On December 29, 1993, the Partnership sold its investment in Cedar Mill Crossing to an unaffiliated buyer for a cash sales price of $15,700,000. Cash proceeds from this transaction and the gain on sale of Cedar Mill Crossing are detailed below.

                                               Gain on Sale            Cash Proceeds
                                               ------------            -------------
Sales price                                    $ 15,700,000            $ 15,700,000
Selling costs                                      (327,552)               (327,552)
Prorations                                                -                 130,435
Basis of real estate sold                        (7,377,281)                      -
Gain on sale                                   $  7,995,167
                                                ===========             -----------
Proceeds from sale of real estate investment                             15,502,883
Retirement of mortgage note assumed                                     (10,751,095)
                                                                        -----------
Net cash proceeds                                                      $  4,751,788
                                                                        ===========

In January 1994, cash proceeds were used to repay advances from affiliates.

In August 1993, the Partnership sold its investment in a parcel of land at Plaza Westlake to an unaffiliated buyer for a cash sales price of $310,000. Cash proceeds from this transaction and the gain on sale of the land parcel are detailed below.

                                               Gain on Sale             Cash Proceeds
                                               ------------             -------------
Sales price                                    $   310,000              $   310,000
Selling costs                                      (21,337)                 (21,337)
Basis of real estate sold                          (89,950)                       -
                                                ----------
Gain on sale                                   $   198,713
                                                ==========               ----------
Net cash proceeds                                                       $   288,663
                                                                         ==========

In May 1992, the Partnership sold Valley Fair Shopping Center in Phoenix, Arizona for a sales price of $2,400,000. The carrying value of the property was $1,726,102 and the closing costs equaled $108,906, resulting in a gain on the sale of $564,992. Following is a summary of the cash proceeds relating to the sale:

     Sales price                     $ 2,400,000
     Mortgage note paid               (1,303,019)
     Tenant receivable                   (53,341)
     Closing costs                      (108,906)
                                      ----------
     Net cash proceeds               $   934,734
                                      ==========

In April 1992, the Partnership sold a parcel of land at Plaza Westlake Shopping Center in Glendale Heights, Illinois for a sales price of $260,000. The carrying value of the land was $89,952 and the closing costs equaled $20,992, resulting in a gain on the sale of $149,056. Following is a summary of the cash proceeds relating to the sale:

     Sales price                     $   260,000
     Closing costs                       (20,992)
                                      ----------
     Net cash proceeds               $   239,008
                                      ==========

Proceeds were then used to reduce the principal by $225,000 on the first mortgage note, to pay interest of $7,955 on the second and third lien notes, and to pay the 1991-1992 taxes of $6,053.

NOTE 8 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On November 5, 1992, the Partnership refinanced the mortgage note payable on Palisades at the Galleria. Following is a summary of the transaction:

     New loan proceeds               $  9,100,000
     Maximum interest accrual            (350,000)
     Net operating income earnout        (909,170)
     Construction holdback               (452,873)
     Existing debt retired             (7,470,968)
     Deferred borrowing costs             (59,170)
     Escrow                               (14,946)
                                      -----------
     Cash paid for refinancing       $   (157,127)
                                      ===========

In order to completely pay off the previous debt, an additional promissory note in the amount of $300,000 was executed with the previous lien holder. The note was paid in full in February
1993.

During 1993, the Partnership received additional proceeds of $1,283,267 that were withheld at the time of the refinancing of the mortgage note on Palisades at the Galleria. These additional proceeds are reflected above as the net operating income earnout and construction holdback, and $442,665 of these additional proceeds has been spent on the capital improvement project at the property.

NOTE 9 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On May 25, 1994, one unit at Brendon Way Apartments was destroyed by fire causing $49,621 in damages. The Partnership has received $40,441 in insurance reimbursements as of December 31, 1994, to cover the cost to repair this unit. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $20,877 gain on involuntary conversion.

NOTE 10 - FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS
--------------------------------------------------------------

The accompanying financial statements have been prepared assuming that the partnership will continue as a going concern.

During the past several years, a portion of the Partnership's working capital needs, debt obligations and capital improvements have been supported by advances from affiliates. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occuring as funds became available; other advances were longer term in nature due to lack
of funds  for  repayment.   Additionally, the General Partner has
allowed the Partnership to defer payment of MID and reimbursements until such time as the Partnership's cash reserves allow payments.

During 1994, the Partnership has begun to make repayments to the Partner for advances and has paid some of the accrued MID. The Partnership will continue to make such payments as is allowed by cash reserves and cash flows of the Partnership, and management anticipates the properties will provide positive cash flow from operations in 1995. However, the Partnership will not be able to repay the General Partner all payables outstanding in the foreseeable future. The General Partner will continue to defer the unpaid sums until the Partnership's cash reserves allow such payments.

Additionally, during 1995, the Partnership is faced with mortgage principal payments and mortgage maturities on Buccaneer Village, Lamar Plaza, Millwood Park, Palisades at the Galleria, Plaza Westlake and Sundance, totaling approximately $28,144,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes that are due. Subsequent to year end, the Partnership paid off the interest in net profits on Buccaneer Village at a discounted payoff of $1,750,000 for retirement of $3,571,229 of debt. Additionally, management successfully refinanced Plaza Westlake on March 24, 1995. The new 5 year mortgage note in the amount of $4,000,000 retired the maturing mortgage of $3,366,000 and yielded approximately $248,000 in proceeds to the Partnership. Management is currently negotiating the refinancing of Buccaneer Village's first mortgage and Palisades at the Galleria. Management anticipates closing on the refinancings by mid-year with expected proceeds to the Partnership of approximately $3,500,000.

The remaining three properties with 1995 maturities, Lamar Plaza, Millwood Park and Sundance, have maturing debt of $12,692,000 and are currently on the market for sale. The General Partner believes that Lamar Plaza and Sundance could not be refinanced given their current level of debt. The General Partner does not believe it would be in the Partnership's best interest to invest additional money into these properties. Therefore in the event the Partnership is unable to arrange a sale or extension of these loans, the Partnership may allow foreclosure of these properties for full settlement of the debt. The foreclosure of these properties would not have an adverse effect on the Partnership. The mortgage note payable balance and net book value of Lamar Plaza are $3,895,333 and $3,150,925, respectively. The mortgage note payable balance and net book value of Sundance are $7,938,263 and $6,203,985, respectively. The General Partner believes it is in the best interest of the Partnership to market Millwood Park for sale instead of refinancing the maturing mortgage. The property would yield lesser proceeds through a refinancing and require additional capital which would be a burden to cash reserves. The mortgage note payable balance and the net book value of Millwood Park are $2,940,990 and $3,369,783, respectively. The carrying value of all of these properties is below what the General Partner estimates the net realizable value to be. There can be no assurance that these sales/refinancings will occur to coincide with the Partnership's cash needs.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. The Partnership borrowed $6,000 from this facility during 1994. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. At December 31, 1994, $1,743,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

Should sales or refinancings not occur, market conditions change, any unanticipated capital improvements arise, or operations deteriorate, present cash resources may be insufficient to meet current needs. Other than available portions of the $5,000,000 revolving credit facility, discussed above, which may not be available when required by the Partnership, the Partnership has no existing lines of credit from outside sources. Other sources of working capital may be required and no such other sources have been identified.

Possible actions to resolve operating deficiencies and mortgage maturities include sales of properties, refinancing or renegotiating terms of existing loans, deferring major capital expenditures, except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging additional support from affiliates. Additional affiliate support is not assured, since neither the General Partner nor any affiliates have obligations to make advances in excess of any unused portion of the revolving credit facility discussed above. Sales of properties are possibilities, however there is no assurance that a sale can be completed, nor that a closing could be timed to coincide with the Partnership's cash needs.

These conditions raise substantial doubt about the Partnership's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.

NOTE 11 - LEGAL PROCEEDINGS
---------------------------

The  Partnership is not party to, nor is any of the Partnership's
properties   the   subject   of,  any  material   pending   legal
proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

   HCW Pension Real Estate Fund, Ltd. et al. v. Gene E. Phillips, William S. Friedman, Thomas C. Walker, James H. Flinchum, Ernst & Young and BDO Seidman (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition seeks recovery against the Partnership's former auditors for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The Partnership is seeking to recover $1,886,545 in actual damages plus exemplary damages, interest and costs. The former auditors have asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims seek recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

   The trial court granted summary judgement in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships have appealed the summary judgement to the Dallas Court of Appeals. Briefs have been filed and the parties are awaiting oral arguments. A ruling is expected by July 1995. The Affiliated Partnerships are pursuing these claims vigorously on appeal. The ultimate outcome of this litigation cannot be determined at this time.

NOTE 12 - GAIN ON SETTLEMENT OF LEGAL EXPENSES
----------------------------------------------

In January 1993, certain selected partnerships, including the Partnership, settled a dispute regarding certain legal expenses incurred during 1992 and 1991. Generally, the benefits of such settlement were allocated to the selected partnerships based on invoices outstanding at the time of the settlement. The Partnership realized a gain during 1992 in the amount of $440,381 as a result of the Partnership being released from paying previously accrued legal expenses.

NOTE 13 - SUBSEQUENT EVENTS
---------------------------

On February 6, 1995, the Partnership paid off the interest in net profits on Buccaneer Village for a discounted amount of $1,750,000. The Partnership will recognize a gain on early extinguishment of debt of approximately $1.8 million in 1995.

On March 24, 1995, management successfully refinanced Plaza Westlake. The new 5 year mortgage note in the amount of
$4,000,000 retired the maturing mortgage of $3,366,000 and yielded approximately $248,000 in proceeds to the Partnership.

                            McNEIL REAL ESTATE FUND XII, LTD.
                                     SCHEDULE III
               REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND
                                     AMORTIZATION
                                  December 31, 1994

                                               Initial Cost (b)            Cumulative          Costs
                                        -----------------------------      Write-down        Capitalized
                        Related (b)                     Buildings and     and Permanent      Subsequent
Description             Encumbrances        Land        Improvements       Impairment      To Acquisition
------------------     -------------    ------------    -------------     -------------    --------------
Apartments:

Brendon Way
 Indianapolis, IN      $  18,162,469    $  1,067,661    $  17,490,677      $         -     $  2,807,417

Buccaneer Village
 Denver, CO                5,797,570         996,813        8,058,534                -          557,206

Castle Bluff
 Kentwood, MI              4,488,555         239,839        4,650,535                -          431,685

Channingway
 Columbus, OH             13,181,124       1,544,716       16,438,004                -        1,226,076

Palisades at the
 Galleria
 Atlanta, GA               8,392,910         975,967       10,920,268                -        3,576,524

Plaza Westlake
 Glendale Heights, IL      3,355,308       1,635,485        6,222,137         (746,424)         557,092
                         -----------      ----------      -----------        ---------       ----------
                        $ 53,377,936     $ 6,460,481     $ 63,150,155      $  (746,424)     $ 9,156,000
                         ===========      ==========      ===========        =========       ==========

Assets Held for Sale:

Lamar Plaza
 Rosenberg, TX          $  3,895,333

Millwood Park
 Kansas City, MO           2,940,990

Sundance
 Wichita, KS               7,938,263
                         -----------
                        $ 14,774,586
                         ===========

(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition.




             See accompanying notes to Schedule III.

                              McNEIL REAL ESTATE FUND XII, LTD.
                                      SCHEDULE III
                 REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND
                                      AMORTIZATION
                                   December 31, 1994

                                        Gross Amount at
                                Which Carried at Close of Period
                             ----------------------------------------------     Accumulated
                                              Buildings and                     Depreciation
Description                       Land        Improvements       Total (a)     and Amortization
                              ------------    -------------    ------------    ----------------
Apartments:

Brendon Way
 Indianapolis, IN             $  1,067,661    $  20,298,094    $ 21,365,755    $ 10,588,352

Buccaneer Village
 Denver, CO                        996,813        8,615,740       9,612,553       4,792,446

Castle Bluff
 Kentwood, MI                      239,839        5,082,220       5,322,059       2,755,779

Channingway
 Columbus, OH                    1,544,716       17,664,080      19,208,796       8,838,364

Palisades at the
 Galleria
 Atlanta, GA                       975,967       13,866,792      14,842,759       6,873,775

Plaza Westlake
 Glendale Heights, IL            1,455,584        6,212,706       7,668,290       3,256,479
                               -----------      -----------     -----------     -----------
                              $  6,280,580     $ 71,739,632    $ 78,020,212    $ 37,105,195
                               ===========      ===========     ===========     ===========
Assets Held for Sale:

Lamar Plaza
 Rosenberg, TX                                                    3,150,925

Millwood Park
 Kansas City, MO                                                  3,369,783

Sundance
 Wichita, KS                                                      6,203,985
                                                                -----------
                              $        (c)     $        (c)    $ 12,724,693    $         (c)
                               ===========      ===========     ===========     ============

(a)    For  Federal  income   tax   purposes,   the   properties   are
       depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $115,804,420 and accumulated depreciation was $88,526,145 December 31, 1994.

(c) Assets hel d for sale are stated at the lower of cost or net realizable value. Historical cost net of accumulated depreciation and cumulative write-downs become the new cost basis when the asset is classified as "Held for Sale."

             See accompanying notes to Schedule III.

                            McNEIL REAL ESTATE FUND XII, LTD.
                                       SCHEDULE III
                REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND
                                      AMORTIZATION
                                    December 31, 1994



                             Date of          Date        Depreciable
Description               Construction      Acquired     lives (years)
                          ------------      --------     -------------
Apartments:

Brendon Way
 Indianapolis, IN            1968/73          01/82          3-25

Buccaneer Village
 Denver, CO                  1970             02/82          3-25

Castle Bluff
 Kentwood, MI                1976/77          01/82          3-25

Channingway
 Columbus, OH                1970/75          12/82          3-25

Palisades at the
 Galleria
 Atlanta, GA                 1973             07/82          3-25

Plaza Westlake
 Glendale Heights, IL        1980             03/82          3-25

Assets Held for Sale:

Lamar Plaza
 Rosenberg, TX               1973             09/81

Millwood Park
 Kansas City, MO             1973             01/82

Sundance
 Wichita, KS                 1979             09/81













             See accompanying notes to Schedule III.

                       McNEIL REAL ESTATE FUND XII, LTD.

                            Notes to Schedule III

          Real Estate Investments and Accumulated Depreciation and
                               Amortization


A   summary   of  activity  for  the  Partnership's  real   estate
investments and accumulated depreciation and amortization is as follows:

                                                         For the Years Ended December 31,
                                             ----------------------------------------------------
                                                   1994              1993             1992
                                             --------------    ---------------     --------------
Real estate investments:
------------------------

Balance at beginning of year                  $  96,194,009     $  114,069,986     $   124,737,321

Improvements                                      1,869,162          2,010,640           2,222,885

Reclassification to assets held for sale         (4,916,139)       (19,886,617)        (12,800,268)

Dispositions of real estate                     (15,084,622)                 -             (89,952)

Replacement of assets                              $(42,198)                 -                   -
                                               ------------      -------------      --------------
Balance at end of year                        $  78,020,212     $   96,194,009     $   114,069,986
                                               ============      =============      ==============

Accumulated depreciation and amortization:
------------------------------------------

Balance at beginning of year                  $  43,889,170     $   48,184,664     $    49,184,630

Depreciation                                      3,683,991          3,647,465           4,035,618

Reclassification to assets held for sale         (2,776,585)        (7,942,959)         (5,035,584)

Dispositions of real estate                      (7,668,747)                 -                   -

Replacement of assets                               (22,634)                 -                   -
                                               ------------      -------------       -------------
Balance at end of year                        $  37,105,195     $   43,889,170      $   48,184,664
                                               ============      =============       =============

Assets Held for Sale:
---------------------

Balance at beginning of year                  $  11,421,936     $    7,434,149      $    1,626,349

Reclassification to assets held for sale          2,139,554         11,943,658           7,764,684

Improvements                                         99,156            502,087              85,739

Depreciation                                       (935,953)        (1,168,817)         (4,622,229)

Sale                                                      -         (7,289,141)         (1,580,394)
                                               ------------      -------------       -------------
Balance at end of year                        $  12,724,693     $   11,421,936      $    7,434,149
                                               ============      =============       =============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                  PART III

ITEM  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-------------------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                            Other Principal Occupations and Other
Name and Position    Age    Directorships During the Past 5 Years
-----------------    ---    -------------------------------------
Robert A.            74     Mr.  McNeil is also Chairman of the  Board
McNeil,                     and   Director  of  McNeil   Real   Estate
Chairman of the             Management,  Inc. ("McREMI") which  is  an
Board and                   affiliate of the General Partner.  He  has
Director                    held  the  foregoing positions  since  the
                            formation  of  such entity in  1990.   Mr.
                            McNeil  received  his  B.A.  degree   from
                            Stanford University in 1942 and his L.L.B.
                            degree  from Stanford Law School in  1948.
                            He  is  a  member  of  the  State  Bar  of
                            California and has been involved  in  real
                            estate financing since the late 1940's and
                            in  real estate acquisitions, syndications
                            and  dispositions since 1960.   From  1986
                            until  active  operations  of  McREMI  and
                            McNeil  Partners, L.P. began  in  February
                            1991,  Mr.  McNeil was a private investor.
                            Mr.    McNeil   is   a   member   of   the
                            International  Board of Directors  of  the
                            Salk Institute, which promotes research in
                            improvements in health care.

Carole J.            51     Mrs.  McNeil is Co-Chairman, with  husband
McNeil                      Robert  A.  McNeil,  of McNeil  Investors,
Co-Chairman of              Inc.  Mrs. McNeil has twenty years of real
the                         estate  experience,  most  recently  as  a
Board                       private  investor from 1986 to  1993.   In
                            1982,  she  founded Ivory & Associates,  a
                            commercial real estate brokerage  firm  in
                            San Francisco, CA.  Prior to that, she was
                            a  commercial  real estate associate  with
                            the   Madison  Company  and,  earlier,   a
                            commercial  sales  associate  and  analyst
                            with   Marcus   and   Millichap   in   San
                            Francisco.     In   1978,   Mrs.    McNeil
                            established   Escrow   Training   Centers,
                            California's  first accredited  commercial
                            training program for title company  escrow
                            officers  and  real estate agents  needing
                            college  credits to qualify for  brokerage
                            licenses.   She  began in real  estate  as
                            Manager  and Marketing Director  of  Title
                            Insurance  and Trust in Marin County,  CA.
                            Mrs.  McNeil  serves on the  International
                            Board of Directors of the Salk Institute.

                          Other Principal Occupations and Other
Name and Position    Age  Directorships During the Past 5 Years
-----------------    ---  -------------------------------------
Donald K. Reed,      49   Mr.  Reed  is  President, Chief  Executive
Director,                 Officer and Director of McREMI which is an
President,                affiliate  of the General Partner.   Prior
and Chief                 to  joining McREMI in March 1993, Mr. Reed
Executive                 was President, Chief Operating Officer and
Officer                   Director    of    Duddlesten    Management
                          Corporation    and    Duddlesten    Realty
                          Advisors, Inc., with responsibility for  a
                          management  portfolio of  office,  retail,
                          multi-family  and mixed-use land  projects
                          representing  $2 billion in  asset  value.
                          He   was  also  Chief  Operating  Officer,
                          Director   and  member  of  the  Executive
                          Committee  of  all Duddlesten  affiliates.
                          Mr.   Reed  started  with  the  Duddlesten
                          companies  in  1976 and served  as  Senior
                          Vice President and Chief Financial Officer
                          and  as Executive Vice President and Chief
                          Operating Officer of Duddlesten Management
                          Corporation   before  his   promotion   to
                          President  in 1982.  He was President  and
                          Chief   Operating  Officer  of  Duddlesten
                          Realty  Advisors,  Inc.,  which  has  been
                          engaged   in   real  estate  acquisitions,
                          marketing  and  dispositions,  since   its
                          formation in 1989.

Robert C.             45  Mr.  Irvine  is Executive Vice  President,
Irvine,                   Secretary/Treasurer,    Chief    Financial
Vice President            Officer  and  a  Director  of  McREMI,  an
and                       affiliate  of  the General  Partner.   Mr.
Secretary                 Irvine  was Executive Vice President-Chief
                          Financial  Officer of Johnstown Management
                          from June 1989 through February 1991.   He
                          was also responsible for the financial and
                          accounting  areas of the partnerships  for
                          which a Southmark entity served as general
                          partner  since September 1990.  From  1986
                          to 1989, Mr. Irvine held several financial
                          positions  with  Southmark including  Vice
                          President,  Corporate Development.   Prior
                          to  1986,  Mr.  Irvine was an  acquisition
                          specialist  with  Mason Best,  a  merchant
                          banking  firm, and a Senior  Manager  with
                          Price Waterhouse.


Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.   EXECUTIVE COMPENSATION
--------   ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1994, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1994. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See  Item 13 - Certain Relationships and Related Transactions for
amounts   of   compensation  and  reimbursements  paid   by   the
Partnership to the General Partner and its affiliates.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
--------  --------------------------------------------------------------

(A)  Security ownership of certain beneficial owners.

     No  individual or group, as defined by Section  13(d)(3)  of
     the   Securities  Exchange  Act  of  1934,  known   to   the
     Partnership is the beneficial owner of more than 5 percent of the Partnership's securities.

(B)  Security ownership of management.

     The General Partner and the officers and directors of its general partner, collectively, own 1,522 Units, which is less than 1% of the outstanding Units.

(C)  Change in control.

     None.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------  ----------------------------------------------

Under  the  terms  of  the  Amended  Partnership  Agreement,  the
Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. The tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and is equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminates the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1994, the Partnership paid on accrued for the General Partner Contingent MID in the amount of $1,164,549.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The Fixed MID was treated as a fee payable to the General Partner by the Partnership for the services rendered. The Contingent MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1994, the Partnership paid or accrued $1,578,753 in property management fees and reimbursements.

A revolving credit facility has been established by the General Partner for the benefit of the Partnership. The credit facility may not exceed $5,000,000 in the aggregate and is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. For the fiscal year ended December 31, 1994, the Partnership borrowed $6,000 under this revolving credit facility.

See  Item  1  -  Business, Item 7 - Management's  Discussion  and
Analysis  of  Financial Condition and Results of Operations,  and
Item 8 - Note 2 - "Transactions with Affiliates."

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------

See accompanying index to financial statements at Item 8.

(A)   Exhibits
      --------


      Exhibit
      Number             Description
      -------            -----------
        3.1              First   Amended   and    Restated
                         Certificate of Limited Partnership dated
                         February 20, 1981. (1)

        3.2              Limited Partnership Agreement dated
                         February  2, 1981 and amended March  31,
                         1981 and May 13, 1981. (1)

        3.3              Amended  and  Restated  Partnership
                         Agreement,  dated  September   6,   1991
                         (Incorporated   by  reference   to   the
                         Quarterly  Report on Form 10-Q  for  the
                         quarter ended September 30, 1991).

        3.4              Amendment No. 1 to the Amended  and
                         Restated  Partnership  Agreement,  dated
                         March 28, 1994. (4)

        3.5              Amendment No. 2 to the Amended  and
                         Restated  Partnership  Agreement,  dated
                         March 28, 1994. (4)

       10.1              Promissory Note, dated July 13, 1988,
                         between McNeil Real  Estate  Fund XII,
                         Ltd. and Transohio Savings  Bank. (1)

       10.2              Installment   Note,    dated
                         December  5,  1990, between McNeil  Real
                         Estate  Fund XII, Ltd. and The State  of
                         Oregon,   Public  Employees'  Retirement
                         Fund. (1)

       10.3              Mortgage Note, dated April  25,
                         1989,  between  Brendon  Way  Fund   XII
                         Associates and American Mortgages,  Inc.
                         (1)

       10.4              Assignment   and   Assumption
                         Agreement,  dated  September  6,   1991,
                         between  Pacific Investors  Corporation,
                         Robert  A.  McNeil and McNeil  Partners,
                         L.P.  regarding McNeil Real Estate  Fund
                         XII, Ltd.(2)

       10.5              Assignment   and   Assumption
                         Agreement,  dated  September  6,   1991,
                         between  Pacific  Investors  Corporation
                         and   McNeil  Partners,  L.P.  regarding
                         Brendon Way Fund XII Associates.(2)

       10.6              Assignment   and   Assumption
                         Agreement,  dated  September  6,   1991,
                         between  Castle  Bluff Apartments  Corp.
                         and   McNeil  Partners,  L.P.  regarding
                         Castle Bluff Fund XII Associates.(2)

       10.7              Property Management Agreement,
                         dated  September 6, 1991, between McNeil
                         Real  Estate Fund XII, Ltd.  and  McNeil
                         Real Estate Management, Inc.(2)


      Exhibit
      Number             Description
      --------           -----------
      10.8               Property Management Agreement,
                         dated September 6, 1991, between Brendon
                         Way  Fund XII Associates and McNeil Real
                         Estate Management, Inc.(2)

      10.9               Property Management Agreement,
                         dated  September 6, 1991, between Castle
                         Bluff  Fund  XII Associates  and  McNeil
                         Real Estate Management, Inc.(2)

      10.10              Asset  Management  Agreement,
                         dated  September 6, 1991, between McNeil
                         Real  Estate Fund XII, Ltd.  and  McNeil
                         Partners, L.P.(2)

      10.11              Termination  Agreement,  dated
                         September  6, 1991, Southmark Management
                         Corporation,    Southmark     Commercial
                         Management, McNeil Real Estate Fund XII,
                         Ltd.  and McNeil Real Estate Management,
                         Inc.(2)

      10.12              Termination  Agreement,  dated
                         September  6, 1991, between Brendon  Way
                         Associates  Fund  XII  and  McNeil  Real
                         Estate Management, Inc.(2)

      10.13              Termination  Agreement,  dated
                         September 6, 1991, between Castle  Bluff
                         XII  Associates,  L.P. and  McNeil  Real
                         Estate Management, Inc.(2)

      10.14              Revolving  Credit  Agreement,
                         dated  August  6, 1991,  between  McNeil
                         Partners, L.P. and certain partnerships, including the Partnership.(2)

      10.15              Amended  Property  Management
                         Agreement, dated March 5, 1993,  between
                         McNeil  Real Estate Fund XII,  Ltd.  and
                         McNeil Real Estate Management, Inc. (3)

      10.16              Promissory Note, dated November
                         5,  1992,  between  Palisades  Fund  XII
                         Associates,  L.P. and Heller  Financial,
                         Inc. (3)

      10.17              Second Modification of Deed  of
                         Trust Note, dated June 30, 1993, between
                         American Mortgages, Inc. and Brendon Way
                         XII Associates. (4)

      11.                Statement regarding computation  of
                         Net  Income per limited partnership unit
                         (see Note 1 to Financial  Statements)

      22.                List of subsidiaries of the Partnership. (3)

             (1)         Incorporated by reference  to  the
                         Annual Report of McNeil Real Estate Fund
                         XII, Ltd. (File No. 0-10743), on Form 10-
                         K for the period ended December 31, 1990, as filed with the Securities and Exchange Commission on March 29, 1991.


      Exhibit
      Number             Description
      -------            -----------

         (2)             Incorporated by reference  to  the
                         Annual Report of McNeil Real Estate Fund
                         XII, Ltd. (File No. 0-10743), on Form 10-
                         K for the period ended December 31, 1991, as filed with the Securities and Exchange Commission on March 29, 1992.

         (3)             Incorporated by reference  to  the
                         Annual Report of McNeil Real Estate Fund
                         XII, Ltd. (File No. 0-10743), on Form 10-
                         K for the period ended December 31, 1992, as filed with the Securities and Exchange Commission on March 30, 1993.

         (4)             Incorporated by reference  to  the
                         Annual Report of McNeil Real Estate Fund
                         XII, Ltd. (File No. 0-10743), on Form 10-
                         K for the period ended December 31, 1993, as filed with the Securities and Exchange Commission on March 30, 1994.

    27.                  Financial Data Schedule for the year ended
                         December 31, 1994.

     The Partnership has omitted instruments with respect to long-term debt where the amount of securities authorized thereunder does not exceed 10% of the total assets of the Partnership and its subsidiaries on a consolidated basis. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1994.

                McNEIL REAL ESTATE FUND XII, LTD.
                      A Limited Partnership

                         SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            McNEIL REAL ESTATE FUND XII, LTD.


                            By:  McNeil Partners, L.P., General Partner

                                 By:  McNeil Investors, Inc., General Partner

March 30, 1995              By: /s/ Robert A. McNeil
--------------                 --------------------------------------------------
Date                           Robert A. McNeil
                               Chairman of the Board and Director
                               (Principal Executive Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



March 30, 1995              By: /s/ Donald K. Reed
--------------                 --------------------------------------------------
Date                           Donald K. Reed
                               President and Director of McNeil Investors, Inc.



March 30, 1995              By: /s/ Robert C. Irvine
--------------                 --------------------------------------------------
Date                           Robert C. Irvine
                                Chief Financial Officer of McNeil Investors, Inc.



March 30, 1995              By: /s/ Brandon K. Flaming
--------------                 --------------------------------------------------
Date                           Brandon K. Flaming
                               Chief Accounting Officer of McNeil Real Estate
                                 Management, Inc.