Form 10-Q
period 1995-03-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1995-05-12
CIK 351708

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended      March 31, 1995
                              --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to_____________
     Commission file number  0-10743



                       MCNEIL REAL ESTATE FUND XII, LTD.
 -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                     94-2717957
 -------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                          Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas  75240
 -------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code        (214) 448-5800
                                                    ----------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                       MCNEIL REAL ESTATE FUND XII, LTD.
                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ------- --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                            March 31,         December 31,
                                                                              1995                1994
                                                                          ------------        ------------
ASSETS

Real estate investments:
   Land.....................................................              $  6,280,580        $  6,280,580
   Buildings and improvements...............................                71,870,659          71,739,632
                                                                           -----------         -----------
                                                                            78,151,239          78,020,212
   Less:  Accumulated depreciation and amortization.........               (37,939,708)        (37,105,195)
                                                                           -----------         ------------
                                                                            40,211,531          40,915,017

Assets held for sale........................................                12,497,334          12,724,693

Cash and cash equivalents...................................                 2,192,808           3,313,765
Cash segregated for security deposits ......................                   305,364             303,436
Accounts receivable, less allowance for doubtful
   accounts of $5,629 and $36,410 at March 31, 1995
   and December 31, 1994, respectively......................                   275,442             317,559
Prepaid expenses and other assets...........................                   209,167             258,668
Escrow deposits.............................................                 1,052,886             896,234
Deferred borrowing costs, net of accumulated amorti-
   zation of $695,269 and $652,691 at March 31, 1995
   and December 31, 1994, respectively......................                 1,521,692           1,459,976
                                                                           -----------         -----------
                                                                          $ 58,266,224        $ 60,189,348
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................              $ 65,651,408        $ 68,152,522
Accounts payable............................................                   295,954             220,341
Accrued expenses............................................                   126,423             146,722
Accrued interest............................................                   860,820           1,680,833
Accrued property taxes......................................                 1,120,083             961,459
Advances from Southmark.....................................                    33,296              32,690
Advances from affiliates - General Partner..................                 1,854,884           1,814,115
Payable to affiliates - General Partner.....................                 6,307,046           5,926,684
Security deposits and deferred rental income................                   533,054             546,313
                                                                           -----------         -----------
                                                                            76,782,968          79,481,679
                                                                           -----------         -----------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
   authorized;  229,980 and 230,594 limited partnership
   units issued and outstanding at March 30, 1995 and
   December 31, 1994, respectively..........................                (8,860,493)         (9,844,782)
   General Partner..........................................                (9,656,251)         (9,447,549)
                                                                           -----------         -----------
                                                                           (18,516,744)        (19,292,331)
                                                                           -----------         -----------
                                                                          $ 58,266,224        $ 60,189,348
                                                                           ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                               -----------------------------
                                                                                   1995              1994
                                                                               ----------         ----------
Revenue:
   Rental revenue...................................                           $4,684,000         $5,431,785
   Interest.........................................                               33,715             13,172
                                                                                ---------          ---------
     Total revenue..................................                            4,717,715          5,444,957
                                                                                ---------          ---------

Expenses:
   Interest.........................................                            1,724,768          1,867,880
   Interest - affiliates............................                               40,769             31,005
   Depreciation and amortization....................                            1,069,629          1,145,877
   Property taxes...................................                              376,053            448,749
   Personnel expenses...............................                              609,755            718,484
   Utilities........................................                              460,138            599,702
   Repair and maintenance...........................                              548,882            696,363
   Property management fees - affiliates............                              233,793            267,973
   Other property operating expenses................                              301,686            321,092
   General and administrative.......................                               34,324             42,528
   General and administrative - affiliates..........                              120,016            129,468
                                                                                ---------          ---------
     Total expenses.................................                            5,519,813          6,269,121
                                                                                ---------          ---------

Net loss before extraordinary item..................                             (802,098)          (824,164)

Extraordinary gain on extinguishment of debt........                            1,838,192                  -
                                                                                ---------          ---------

Net income (loss)...................................                           $1,036,094         $ (824,164)
                                                                                =========          =========

Net income (loss) allocable to limited partners.....                           $  984,289         $ (782,956)
Net income (loss) allocable to General Partner......                               51,805            (41,208)
                                                                                ---------          ---------
Net income (loss)...................................                           $1,036,094         $ (824,164)
                                                                                =========          =========

Net income (loss) per limited partnership unit:
Income (loss) before extraordinary item.............                           $    (3.31)        $    (3.40)
Extraordinary gain from extinguishment of debt                                       7.59                  -
                                                                                ---------          ---------
Net income (loss) per limited partnership unit......                           $     4.28         $    (3.40)
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

               For the Three Months Ended March 31, 1995 and 1994


                                                                                                Total
                                                      General                Limited            Partners'
                                                      Partner                Partners           Deficit
                                                    ------------          -------------       -------------

Balance at December 31, 1993..............          $(8,456,354)          $(13,138,511)       $(21,594,865)

Net loss..................................              (41,208)              (782,956)           (824,164)

Contingent Management Incentive
   Distribution...........................             (288,097)                     -            (288,097)
                                                     ----------            -----------         -----------

Balance at March 30, 1994.................          $(8,785,659)          $(13,921,467)       $(22,707,126)
                                                     ==========            ===========         ===========


Balance at December 31, 1994..............          $(9,447,549)          $ (9,844,782)       $(19,292,331)

Net income................................               51,805                984,289           1,036,094

Contingent Management Incentive
   Distribution...........................             (260,507)                     -            (260,507)
                                                     ----------            -----------         -----------

Balance at March 31, 1995.................          $(9,656,251)          $ (8,860,493)       $(18,516,744)
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                                Three Months Ended
                                                                                     March 31,
                                                                       ------------------------------------
                                                                           1995                   1994
                                                                       ------------            ------------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 4,693,480             $ 5,418,190
   Cash paid to suppliers............................                   (1,845,895)             (2,329,260)
   Cash paid to affiliates...........................                     (233,954)               (998,494)
   Interest received.................................                       33,715                  13,172
   Interest paid.....................................                   (1,498,730)             (1,721,522)
   Interest paid to affiliates.......................                            -                (470,489)
   Property taxes paid...............................                     (360,706)               (817,767)
   Deferred borrowing costs paid.....................                     (104,294)                (31,966)
                                                                        ----------              ----------
Net cash provided by (used in)
   operating activities..............................                      683,616                (938,136)
                                                                        ----------              ----------

Cash flows used in investing activities:
   Additions to real estate investments..............                     (138,784)               (213,577)
                                                                        ----------              ----------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage
     notes payable...................................                      334,062                       -
   Principal payments on mortgage notes
     payable.........................................                   (1,999,851)               (472,698)
   Repayment of mortgage loans from affiliates.......                            -              (1,603,135)
   Advances from affiliates - General Partner........                            -                   6,000
   Repayment of advances from affiliates -
     General Partner.................................                            -              (1,206,664)
                                                                        ----------              ----------
Net cash used in financing activities................                   (1,665,789)             (3,276,497)
                                                                        ----------              ----------

Net decrease in cash and cash equivalents............                   (1,120,957)             (4,428,210)

Cash and cash equivalents at beginning of
   period............................................                    3,313,765               4,938,029
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,192,808             $   509,819
                                                                        ==========              ==========



The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                             Three Months Ended
                                                                                   March 31,
                                                                        --------------------------------
                                                                           1995                  1994
                                                                        ----------           -----------
Net income (loss)....................................                   $1,036,094           $ (824,164)
                                                                         ---------            ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,069,629            1,145,877
   Amortization of deferred borrowing costs..........                       42,578               29,180
   Amortization of discounts on mortgage
     notes payable...................................                      102,743               49,011
   Net interest added on advances from
     affiliates - General Partner....................                       40,769               23,904
   Net interest added on advances from
     Southmark.......................................                          606                  433
   Extraordinary gain on extinguishment
     of debt.........................................                   (1,838,192)                   -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (1,928)              96,922
     Accounts receivable.............................                       42,117              (92,005)
     Prepaid expenses and other assets...............                       49,501               25,696
     Escrow deposits.................................                     (156,652)            (388,369)
     Deferred borrowing costs........................                     (104,294)             (31,966)
     Accounts payable................................                       75,613               13,884
     Accrued expenses................................                      (20,299)            (109,611)
     Accrued interest................................                       80,111             (395,654)
     Accrued property taxes..........................                      158,624              104,681
     Payable to affiliates - General Partner.........                      119,855             (601,053)
     Security deposits and deferred rental ..........
       income........................................                      (13,259)              15,098
                                                                         ---------             --------

       Total adjustments.............................                     (352,478)            (113,972)
                                                                         ---------             --------

Net cash provided by operating activities............                   $  683,616            $(938,136)
                                                                         =========             ========






The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       McNEIL REAL ESTATE FUND XII, LTD.

                         Notes to Financial Statements
                                  (Unaudited)

                                 March 31, 1995

NOTE 1.
- -------

McNeil Real Estate Fund XII, Ltd. (the "Partnership") was organized February 2, 1981 as a limited partnership organized under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is
McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated limited partnership agreement, dated September 6, 1991 (the "Amended Partnership Agreement"). The principal place of business for the Partnership and
the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas   75240.

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1994, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XII, Ltd. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

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

NOTE 4.
- -------

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

NOTE 5.
- -------

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                         Three Months Ended
                                                                               March 30,
                                                                  -------------------------------
                                                                    1995                    1994
                                                                  --------               --------
Charged to other assets:
Property management fees - affiliates................             $233,793               $267,973
Interest - affiliates................................               40,769                 31,005
Charged to general and administrative - affiliates:
   Partnership administration........................              120,016                129,468
                                                                   -------                --------
                                                                  $394,578               $428,446
                                                                   =======                =======

Charged to General Partner's deficit:
   Contingent MID....................................             $260,507               $288,097
                                                                   =======                =======

NOTE 6.
- -------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $49,818 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $16,000, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants.

NOTE 7.
- -------

On March 24, 1995, the partnership refinanced the mortgage note payable on Plaza Westlake. The new loan bears an interest rate of 9.5% and will mature January 31, 2000. Following is a summary of the transaction:


                   New loan proceeds......................     $ 4,000,000
                   Capital improvement account............        (300,000)
                   Existed debt retired...................      (3,365,938)
                                                                ----------

                   Cash proceeds from refinancing.........     $   334,062
                                                                ==========

In addition, the Partnership incurred loan costs of $102,294 relating to the refinancing.

On February 26, 1995, the Partnership paid off the interest in net profits on Buccaneer Village for retirement of $3,588,192 of debt. The debt was retired at a discounted payoff of $1,750,000, which resulted in an extraordinary gain on extinguishment of debt of $1,838,192.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At March 31, 1995, the Partnership owned nine apartment properties and two shopping centers. All of the Partnership's properties are subject to mortgage notes.


RESULTS OF OPERATIONS
- ---------------------

Revenue:

Rental revenue for the three months of 1995 was $4,684,000 as compared to $5,431,785 for the same period in 1994. This decrease of $747,785 is primarily due to the loss of $792,734 in rental revenue generated from Fox Run and Village East, which were sold in December and November 1994, respectively. This decrease was offset by rental increases at all of the remaining properties except Sundance, Lamar Plaza and Plaza Westlake. The Wichita market where Sundance is located continues to be depressed and without major capital improvements, Sundance's occupancy will continue to deteriorate. The decline in revenue at Lamar Plaza and Plaza Westlake is attributable to reduced percentage rents earned and common area maintenance charges.

Interest income increased by $20,543 for the three months ended March 31, 1995 as compared to the same period last year. This increase is due to larger average cash balances being invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased by $749,308 for the first three months of 1995 as compared to the same period last year primarily due to the sale of Fox Run and Village East in 1994 and Cedar Mill Crossing in December 1993. The effects from these transactions were declines of $189,380 for interest, $135,639 for depreciation, $46,284 for property taxes, $142,893 for personnel expenses, $141,831 for utilities, $121,703 for repair and maintenance, $38,632 for property management fees - affiliates, and $23,430 other property operating expenses.

In addition to the sale of Fox Run, Village East, and Cedar Mill Crossing other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates increased by $9,764 or 31% due to an increases in the prime rate used to calculate the interest expense on the advances.

General and administrative expense decreased by $8,205 or 19% for the three months ending March 31, 1995 as compared to the same period in 1994 due to a reduction in tax preparation and legal costs.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $636,616 through operating activities for the first three months of 1995 as compared to a $938,136 use of cash for the first three months of 1994. This increase in cash can be attributed to the reduction in interest paid as a result of the sale of Cedar Mill in 1993. Also declines in cash and interest paid to affiliates attributed to the increase in cash. In January 1994, the Partnership used the proceeds from the sale of Cedar Mill to pay down on the affiliate advances and the payment of the Fixed MID. The Partnership also experienced a reduction in the cash paid to supplies and property taxes paid but this decrease was somewhat offset by the reduction in the cash received from tenants and the increase in deferred borrowing costs paid.

The Partnership expended $138,784 and $213,577 for capital improvements to its properties for the three months ended March 31, 1995 and 1994, respectively.

During the first quarter of 1995, the Partnership expended $1,665,789 for financing activities as compared to $3,276,497 for the same period in 1994. This reduction is primarily due to the payoff in 1994 of the mortgage loan from affiliates and the pay down of the advances from affiliates. During 1995, the Partnership received cash proceeds of $334,062 for the refinancing of Plaza Westlake. The increase in the principal payments on mortgage notes is due to $1,750,000 discounted payoff of the interest in net profits on Buccaneer Village.

Short Term Liquidity:

At March 31, 1995, the Partnership held cash and cash equivalents of $2,192,808. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for 1995.

In 1995, the Partnership's properties are expected to provide positive cash flow from operations. Management will continue to address ongoing capital improvement needs in light of the aging condition of the Partnership's properties. The Partnership has budgeted approximately $1,948,000 for capital improvements for 1995. The General Partner believes these capital improvements are necessary to allow the Partnership to increase its rental revenues in the competitive markets in which the Partnership's properties operate. These expenditures also allow the Partnership to reduce certain repairs and maintenance expenses from amounts that would otherwise be incurred. During 1994, the Partnership began paying the Contingent MID and anticipates to continue to make payments to the General Partner in 1995.

During 1995, the Partnership is faced with mortgage principal payments and mortgage maturities on Buccaneer Village, Lamar Plaza, Millwood Park, Palisades at the Galleria, Plaza Westlake and Sundance, totaling approximately $28,144,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes that are due. In February 1995, the Partnership paid off the interest in net profits on Buccaneer Village at a discounted payoff of $1,750,000 for retirement of $3,588,192 of debt which resulted in an extraordinary gain on extinguishment of debt of $1,838,192. Additionally, management successfully refinanced Plaza Westlake on March 24, 1995. The new 5 year mortgage note in the amount of $4,000,000 retired the maturing mortgage of $3,366,000 and yielded $334,062 in proceeds to the Partnership. Management is currently negotiating the refinancing of Buccaneer Village's first mortgage and Palisades at the Galleria. Management anticipates closing on the refinancings by mid-year with expected proceeds to the Partnership of approximately $3,500,000.

The remaining three properties with 1995 maturities, Lamar Plaza, Millwood Park and Sundance, have maturing debt of $12,692,000 and are currently on the market for sale. The General Partner believes that Lamar Plaza and Sundance cannot be refinanced given their current level of debt. The General Partner does not believe it would be in the Partnership's best interest to invest additional money into these properties. Therefore in the event the Partnership is unable to arrange a sale or extension of these loans, the Partnership may allow foreclosure of these properties for full settlement of the debt. The foreclosure of these properties would not have an adverse effect on the Partnership. The mortgage note payable balance and net book value of Lamar Plaza are $3,926,758 and $3,097,651, respectively. The mortgage note payable balance and net book value of Sundance are $7,928,429 and $6,088,776, respectively. The General Partner believes it is in the best interest of the Partnership to market Millwood Park for sale instead of refinancing the maturing mortgage. The property would yield lesser proceeds through a refinancing and require additional capital which would be a burden to cash reserves. The mortgage note payable balance and the net book value of Millwood Park are $2,914,949 and $3,310,908, respectively. The carrying value of all of these properties is below what the General Partner estimates the net realizable value to be. There can be no assurance that these sales/refinancings will occur to coincide with the Partnership's cash needs.

Long Term Liquidity:

The Partnership's working capital needs have been supported by advances from affiliates during the past several years. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occurring as funds became available; other advances were longer term in nature due to lack of funds for repayment. Additionally, the General Partner has allowed the Partnership to defer payment of MID and reimbursements until such time as the Partnership 's cash reserves allow payments. During 1994, the Partnership began to make repayments to the General Partner for advances and has paid some of the accrued MID. The Partnership will continue to make such payments as is allowed by cash reserves and cash flows of the Partnership.
However, the Partnership will not be able to repay the General Partner all payables outstanding in the foreseeable future. The General Partner will continue to defer the unpaid sums until the Partnership's cash reserves allow such payments.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. At March 31, 1995, $2,102,530 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions

With the exception of the Contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $260,507 for the Contingent MID has been accrued by the Partnership for the year ended March 31, 1995 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- -------   --------------------------------
(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------
         3.3                        Amended  and Restated Partnership Agreement,
                                    dated  September  6, 1991  (Incorporated  by
                                    reference to the Quarterly  Report  on  Form
                                    10-Q   for   the   quarter  ended  September
                                    30, 1991).

         11.                        Statement regarding  computation of net loss
                                    per limited  partnership  unit: net loss per
                                    limited  partnership  unit  is  computed  by
                                    dividing  net loss  allocated to the limited
                                    partners    by   the   number   of   limited
                                    partnership  units  outstanding.   Per  unit
                                    information   has  been  computed  based  on
                                    229,980  and  230,594  limited   partnership
                                    units outstanding in 1995 and 1994.

         27.                        Financial  Data  Schedule for the year ended
                                    December  31, 1994 and for the quarter ended
                                    March 31, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1995.

                       McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XII, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



May 12, 1995                                       By:  /s/  Donald K. Reed
- ----------------                                        -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



May 12, 1995                                       By:  /s/  Robert C. Irvine
- ----------------                                        -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



May 12, 1995                                        By:  /s/  Brandon K. Flaming
- ----------------                                        -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
