Form 10-Q
period 1995-06-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1995-08-14
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



     [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the period ended      June 30, 1995
                                -----------------------------------------------

                                       OR

     [ ] TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15 (d) OF THE  SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from ______________to_____________ Commission file number 0-10743



                       MCNEIL REAL ESTATE FUND XII, LTD.
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                     94-2717957
-------------------------------------------------------------------------------
 (State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                           Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
-------------------------------------------------------------------------------
              (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (214) 448-5800
                                                    ---------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No

                       MCNEIL REAL ESTATE FUND XII, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                          ------------         -----------

Real estate investments:
   Land.....................................................              $  6,665,475        $  6,280,580
   Buildings and improvements...............................                78,560,410          71,739,632
                                                                           -----------         -----------
                                                                            85,225,885          78,020,212
   Less:  Accumulated depreciation and amortization.........               (42,287,502)        (37,105,195)
                                                                           -----------         ------------
                                                                            42,938,383          40,915,017

Assets held for sale........................................                 3,048,767          12,724,693

Cash and cash equivalents...................................                 2,691,398           3,313,765
Cash segregated for security deposits ......................                   311,722             303,436
Accounts receivable, less allowance for doubtful
   accounts of $5,629 and $36,410 at June 30, 1995
   and December 31, 1994, respectively......................                   208,450             317,559
Prepaid expenses and other assets...........................                   299,600             258,668
Escrow deposits.............................................                 1,000,011             896,234
Deferred borrowing costs, net of accumulated amorti-
   zation of $702,539 and $652,691 at June 30, 1995
   and December 31, 1994, respectively......................                 1,501,642           1,459,976
                                                                           -----------         -----------
                                                                          $ 51,999,973        $ 60,189,348
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................              $ 57,639,073        $ 68,152,522
Accounts payable............................................                   266,528             220,341
Accrued expenses............................................                   152,165             146,722
Accrued interest............................................                   621,010           1,680,833
Accrued property taxes......................................                   964,021             961,459
Advances from Southmark.....................................                    33,919              32,690
Advances from affiliates - General Partner..................                 1,896,828           1,814,115
Payable to affiliates - General Partner.....................                 6,682,336           5,926,684
Security deposits and deferred rental income................                   522,913             546,313
                                                                           -----------         -----------
                                                                            68,778,793          79,481,679
                                                                           -----------         -----------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
   authorized;  229,980 and 230,594 limited partnership
   units issued and outstanding at March 30, 1995 and
   December 31, 1994, respectively...............                           (6,969,498)         (9,844,782)
   General Partner..........................................                (9,809,322)         (9,447,549)
                                                                           -----------         -----------
                                                                           (16,778,820)        (19,292,331)
                                                                           -----------         -----------
                                                                          $ 51,999,973        $ 60,189,348
                                                                           ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended                      Six Months Ended
                                                   June 30,                              June 30,
                                          -----------------------------        -----------------------------
                                             1995               1994               1995              1994
                                          ----------         ----------        ----------        -----------

Revenue:
   Rental revenue................         $4,638,056         $5,382,671       $ 9,322,056        $10,814,456
   Interest......................             23,445             16,028            57,160             29,200
   Gain on disposition of
     real estate.................          2,263,292                  -         2,263,292                  -
   Gain on legal settlement......             65,857                  -            65,856                  -
                                           ---------          ---------        ----------         ----------
     Total revenue...............          6,990,650          5,398,699        11,708,364         10,843,656
                                           ---------          ---------        ----------         ----------

Expenses:
   Interest......................          1,724,571          1,882,700         3,449,339          3,750,580
   Interest - affiliates.........             41,945             33,106            82,713             64,111
   Depreciation and
     amortization................          1,069,629          1,145,877         2,139,258          2,291,754
   Property taxes................            297,733            448,749           673,786            897,498
   Personnel expenses............            504,524            620,321         1,114,279          1,338,805
   Utilities.....................            314,208            426,207           774,346          1,025,909
   Repair and maintenance........            618,405            636,418         1,167,287          1,332,781
   Property management
     fees - affiliates...........            235,517            271,500           469,310            539,473
   Other property operating
     expenses....................            303,135            337,986           604,821            659,078
   General and administrative....             35,101             29,726            69,425             72,254
   General and administrative -
     affiliates..................            123,794            122,614           243,810            252,082
                                           ---------          ---------        ----------         ----------
     Total expenses..............          5,268,562          5,955,204        10,788,374         12,224,325
                                           ---------          ---------        ----------         ----------

Net income (loss) before
   extraordinary item............          1,722,088           (556,505)          919,990         (1,380,669)
Extraordinary gain on
   extinguishment of debt........            268,433                  -         2,106,625                  -
                                           ---------          ---------        ----------         ----------
Net income (loss)................         $1,990,521         $ (556,505)      $ 3,026,615        $(1,380,669)
                                           =========          =========        ==========         ===========

Net income (loss) allocable
   to limited partners...........         $1,890,995         $ (528,680)      $ 2,875,284        $(1,311,636)
Net income (loss) allocable
   to General Partner............             99,526            (27,825)          151,331            (69,033)
                                           ---------          ---------         ---------         ----------
Net income (loss)................         $1,990,521         $ (556,505)      $ 3,026,615        $(1,380,669)
                                           =========          =========         =========         ==========

Net income (loss) per limited partnership unit:
Income (loss) before
   extraordinary item............         $   (26.73)        $    (2.29)      $    (30.04)       $     (5.69)
Extraordinary gain from
   extinguishment of debt........              34.95                  -             42.54                  -
                                           ---------          ---------         ---------         ----------
Net income (loss) per limited
   partnership unit..............         $     8.22         $    (2.29)      $     12.50        $     (5.69)
                                           =========          =========         =========         ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XII, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

                For the Six Months Ended June 30, 1995 and 1994


                                                                                                    Total
                                                      General                 Limited               Partners'
                                                      Partner                 Partners              Deficit
                                                    -----------            -------------         -------------

Balance at December 31, 1993..............          $(8,456,354)           $(13,138,511)         $(21,594,865)

Net loss..................................              (69,033)             (1,311,636)           (1,380,669)

Contingent Management Incentive
   Distribution...........................             (597,772)                      -              (597,772)
                                                     ----------             -----------           -----------

Balance at June 30, 1994..................          $(9,123,159)           $(14,450,147)         $(23,573,306)
                                                     ==========             ===========           ===========


Balance at December 31, 1994..............          $(9,447,549)           $ (9,844,782)         $(19,292,331)

Net income................................              151,331               2,875,284             3,026,615

Contingent Management Incentive
   Distribution...........................             (513,104)                      -              (513,104)
                                                     ----------             -----------           -----------

Balance at June 30, 1995..................          $(9,809,322)           $ (6,969,498)         $(16,778,820)
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                                 Six Months Ended
                                                                                     June 30,
                                                                        ----------------------------------
                                                                           1995                   1994
                                                                        ----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 9,368,587             $10,778,643
   Cash received from legal settlement...............                       65,856                       -
   Cash paid to suppliers............................                   (3,711,080)             (4,374,237)
   Cash paid to affiliates...........................                     (470,572)             (1,265,940)
   Interest received.................................                       57,160                  29,200
   Interest paid.....................................                   (2,813,703)             (3,395,878)
   Interest paid to affiliates.......................                            -                (470,489)
   Property taxes paid...............................                     (752,489)             (1,204,829)
   Deferred borrowing costs paid.....................                     (130,070)                (32,757)
                                                                        ----------              ----------
Net cash provided by (used in)
   operating activities..............................                    1,613,689                  63,713
                                                                        ----------              ----------

Cash flows used in investing activities:
   Additions to real estate investments..............                     (460,266)               (586,829)
   Net proceeds from disposition of real estate......                       45,000                       -
                                                                        ----------               ---------
Net cash used in investing activities................                     (415,266)               (586,829)
                                                                        ----------               ---------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage
     notes payable...................................                      334,062                       -
   Principal payments on mortgage notes
     payable.........................................                   (2,154,852)               (825,405)
   Repayment of mortgage loans from affiliates.......                            -              (1,603,135)
   Repayment of advances from affiliates -
     General Partner.................................                            -              (1,200,664)
                                                                        ----------              ----------
Net cash used in financing activities................                   (1,820,790)             (3,629,204)
                                                                        ----------              ----------

Net decrease in cash and cash equivalents............                     (622,367)             (4,152,320)

Cash and cash equivalents at beginning of
   period............................................                    3,313,765               5,286,015
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,691,398             $ 1,133,695
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                                 Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        ----------             ------------

Net income (loss)....................................                   $3,026,615             $(1,380,669)
                                                                         ---------              ----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,139,258               2,291,754
   Amortization of deferred borrowing costs..........                       88,404                  58,435
   Amortization of discounts on mortgage
     notes payable...................................                      177,388                  98,087
   Net interest added on advances from
     affiliates - General Partner....................                       82,713                  57,011
   Net interest added on advances from
     Southmark.......................................                        1,229                     925
   Extraordinary gain on extinguishment
     of debt.........................................                   (2,106,625)                      -
   Gain on disposition of real estate................                   (2,263,292)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (8,286)
     Accounts receivable.............................                      109,109                  28,848
     Prepaid expenses and other assets...............                      (40,932)                  5,577
     Escrow deposits.................................                     (103,777)               (341,622)
     Deferred borrowing costs........................                     (130,070)                (32,757)
     Accounts payable................................                       46,187                 (28,938)
     Accrued expenses................................                        5,443                 (68,057)
     Accrued interest................................                      368,615                (266,134)
     Accrued property taxes..........................                        2,562                 125,216
     Payable to affiliates - General Partner.........                      242,548                (474,385)
     Security deposits and deferred rental ..........
       income........................................                      (23,400)                 (9,578)
                                                                        ----------              ----------

       Total adjustments.............................                   (1,412,926)              1,444,382
                                                                        ----------              ----------

Net cash provided by operating activities............                  $ 1,613,689             $    63,713
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

                                 June 30, 1995

NOTE 1.
-------

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                             Six Months Ended
                                                                                 June 30,
                                                                          -----------------------
                                                                            1995           1994
                                                                          --------       --------
Charged to other assets:
Property management fees - affiliates................                     $469,310       $539,473
Interest - affiliates................................                       82,713         64,111
Charged to general and administrative - affiliates:
   Partnership administration........................                      243,810        252,082
                                                                           -------        -------
                                                                          $795,833       $855,666
                                                                           =======        =======

Charged to General Partner's deficit:
   Contingent MID....................................                     $513,104       $597,772
                                                                           =======        =======

NOTE 6.
-------
The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $49,818 in cash, and common and preferred stock in the reorganized Southmark currently valued at approximately $16,000, which amounts represent the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May for $16,038, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $65,856.

NOTE 7.
-------
On March 24, 1995, the Partnership refinanced the mortgage note payable on Plaza Westlake. The new loan bears an interest rate of 9.5% and will mature January 31, 2000. Following is a summary of the transaction:


                   New loan proceeds......................      $4,000,000
                   Capital improvement account............        (300,000)
                   Existed debt retired...................      (3,365,938)
                                                                 ---------

                   Cash proceeds from refinancing.........      $  334,062
                                                                 =========

In addition, the Partnership incurred loan costs of $130,070 relating to the refinancing.

On February 26, 1995, the Partnership paid off the interest in net profits on Buccaneer Village for retirement of $3,588,192 of debt. The debt was retired at a discounted payoff of $1,750,000, which resulted in an extraordinary gain on extinguishment of debt of $1,838,192.

NOTE 8.
-------

On June 19, 1995 the Partnership sold its investment in Sundance to an unaffiliated buyer for a cash sales price of $45,000 and assumption of the first, second and third liens by the purchaser. Cash proceeds and the gain on disposition are detailed below.


                                                                   Gain on Sale        Cash Proceeds
                                                                 --------------        -------------
Sales price..........................................            $    45,000              $ 45,000
Mortgages and accrued interest assumed by
   purchaser.........................................              8,191,859
Basis of real estate sold............................             (5,973,567)
                                                                   ----------

Gain on disposition of real estate...................             $2,263,292
                                                                   =========


Net cash proceeds....................................                                     $ 45,000
                                                                                           =======

Also related to the sale of Sundance, the Partnership recognized a $268,433 gain on early extinguishment of debt.

On July 27, 1995, Lamar Plaza, a 151,759 square foot retail center located in Rosenberg, Texas, was sold to North American Mortgage Investors, an unaffiliated buyer, for the assumption of the two mortgage liens.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At June 30, 1995, the Partnership owned eight apartment properties and two shopping centers. On June 19, 1995, the Partnership sold Sundance Apartments. All of the Partnership's properties are subject to mortgage notes.


RESULTS OF OPERATIONS
---------------------

Revenue:

Rental revenue for the six months ended June 30, 1995 was $9,322,056 as compared to $10,814,456 for the same period last year. This decrease of $1,492,400 is due to the loss in rental revenue generated by Village East and Fox Run, which were sold in November and December of 1994. This decrease was partially offset by the increase in rental revenue at five of the Partnership's properties.

Interest income increased by $27,960 or 95% and $7,417 or 46% for the six and three months ended June 30, 1995, respectively, as compared to the same period last year. This increase is due to larger average cash balances being invested in interest-bearing accounts.

The Partnership also recognized a gain on disposition of real estate of $2,263,292 as a result of the sale of Sundance in June 1995.

Expenses:

Partnership expenses decreased by $1,435,951 for the first six months of 1995 as compared to the same period last year primarily due to the sale of Fox Run and Village East in 1994 and Cedar Mill Crossing in December 1993. The effects from these transactions were declines of $549,692 for interest, $271,278 for depreciation, $92,568 for property taxes, $240,963 for personnel expenses, $177,869 for utilities, $220,260 for repair and maintenance, $70,163 for property management fees - affiliates, and $54,257 other property operating expenses.

In addition to the sale of Fox Run, Village East, and Cedar Mill Crossing other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates increased by $18,602 or 29% due to an increases in the prime rate used to calculate the interest expense on the advances.

Property taxes decreased an additional $131,144 or 16% for the six months ended June 30, 1995 as compared to the same period last year. This decrease is due to a reduction in the estimated tax liability at six of the Partnership's properties and the sale of Sundance in June 1995.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,613,689 through operating activities for the first six months of 1995 as compared to a $63,713 generated for the first six months of 1994. This increase in cash can be attributed to the reduction in interest paid as a result of the sales of Fox Run and Village East in 1994. Also declines in cash and interest paid to affiliates attributed to the increase in cash. In January 1994, the Partnership used the proceeds from the sale of Cedar Mill to pay down on the affiliate advances and the payment of the Fixed MID. The Partnership also experienced a reduction in the cash paid to supplies and property taxes paid but this decrease was somewhat offset by the reduction in the cash received from tenants and the increase in deferred borrowing costs paid.

The Partnership expended $460,266 and $586,829 for capital improvements to its properties for the six months ended June 30, 1995 and 1994, respectively. The Partnership also received cash proceeds of $45,000 for the sale of Sundance.

During the first six months of 1995, the Partnership expended $1,820,790 for financing activities as compared to $3,629,204 for the same period in 1994. This reduction is primarily due to the payoff in 1994 of the mortgage loan from affiliates and the pay down of the advances from affiliates. During 1995, the Partnership received cash proceeds of $334,062 for the refinancing of Plaza Westlake. The increase in the principal payments on mortgage notes is due to $1,750,000 discounted payoff of the interest in net profits on Buccaneer Village.

Short Term Liquidity:

At June 30, 1995, the Partnership held cash and cash equivalents of $2,691,398. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for 1995.

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

During 1995, the Partnership is faced with mortgage principal payments and mortgage maturities on Buccaneer Village, Lamar Plaza, Millwood Park, Palisades at the Galleria, and Plaza Westlake, totaling approximately $28,144,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes that are due. In February 1995, the Partnership paid off the interest  in  net  profits  on  Buccaneer  Village  at a  discounted  payoff  of
$1,750,000 for retirement of $3,588,192 of debt which resulted in an extraordinary gain on extinguishment of debt of $1,838,192. Additionally, management successfully refinanced Plaza Westlake on March 24, 1995. The new 5 year mortgage note in the amount of $4,000,000 retired the maturing mortgage of $3,366,000 and yielded $334,062 in proceeds to the Partnership. Management is currently negotiating the refinancing of Buccaneer Village's first mortgage, Millwood Park and Palisades at the Galleria. Management anticipates closing on the refinancings by September with expected proceeds to the Partnership of approximately $4,000,000.

The remaining two properties with 1995 maturities, Lamar Plaza and Sundance, have maturing debt of approximately $11,700,000 were sold on June 19, 1995 and July 23, 1995, respectively.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. At June 30, 1995, $2,362,034 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions

With the exception of the Contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $513,104 for the Contingent MID has been accrued by the Partnership for the year ended June 30, 1995 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 5.   OTHER INFORMATION
-------   -----------------

On July 27, 1995, Lamar Plaza, a 151,759 square foot retail center located in Rosenberg, Texas, was sold to North American Mortgage Investors, an unaffiliated buyer, for the assumption of the two mortgage liens.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

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

         27.                        Financial Data   Schedule  for  the  quarter
                                    ended June 30, 1995.

(b) Reports on Form 8-K. On June 26, 1995, the Partnership filed a Current Report on Form 8-K reporting the sale of Sundance Apartments.

                       McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XII, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



August 14, 1995                                    By:  /s/  Donald K. Reed
-----------------                                       -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



August 14, 1995                                    By:  /s/  Robert C. Irvine
-----------------                                       -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



August 14, 1995                                    By:  /s/  Brandon K. Flaming
-----------------                                       --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.