Form 10-Q/A
period 1995-06-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1995-09-29
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A



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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                             June 30,          December 31,
                                                                               1995                1994
                                                                          ------------         -----------

Real estate investments:
   Land.....................................................              $  6,280,580        $  6,280,580
   Buildings and improvements...............................                72,176,910          71,739,632
                                                                           -----------         -----------
                                                                            78,457,490          78,020,212
   Less:  Accumulated depreciation and amortization.........               (38,774,221)        (37,105,195)
                                                                           -----------         ------------
                                                                            39,683,269          40,915,017

Assets held for sale........................................                 6,303,881          12,724,693

Cash and cash equivalents...................................                 2,691,398           3,313,765
Cash segregated for security deposits ......................                   311,722             303,436
Accounts receivable, less allowance for doubtful
   accounts of $5,629 and $36,410 at June 30, 1995
   and December 31, 1994, respectively......................                   208,450             317,559
Prepaid expenses and other assets...........................                   299,600             258,668
Escrow deposits.............................................                 1,000,011             896,234
Deferred borrowing costs, net of accumulated amorti-
   zation of $702,539 and $652,691 at June 30, 1995
   and December 31, 1994, respectively......................                 1,501,642           1,459,976
                                                                           -----------         -----------
                                                                          $ 51,999,973        $ 60,189,348
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT

Mortgage notes payable, net.................................              $ 57,639,073        $ 68,152,522
Accounts payable............................................                   266,528             220,341
Accrued expenses............................................                   152,165             146,722
Accrued interest............................................                   621,010           1,680,833
Accrued property taxes......................................                   964,021             961,459
Advances from Southmark.....................................                    33,919              32,690
Advances from affiliates - General Partner..................                 1,896,828           1,814,115
Payable to affiliates - General Partner.....................                 6,682,336           5,926,684
Security deposits and deferred rental income................                   522,913             546,313
                                                                           -----------         -----------
                                                                            68,778,793          79,481,679
                                                                           -----------         -----------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
   authorized;  229,980 and 230,594 limited partnership
   units issued and outstanding at March 30, 1995 and
   December 31, 1994, respectively...............                           (6,969,498)         (9,844,782)
   General Partner..........................................                (9,809,322)         (9,447,549)
                                                                           -----------         -----------
                                                                           (16,778,820)        (19,292,331)
                                                                           -----------         -----------
                                                                          $ 51,999,973        $ 60,189,348
                                                                           ===========         ===========

The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                             Three Months Ended                      Six Months Ended
                                                   June 30,                              June 30,
                                          -----------------------------        -----------------------------
                                             1995               1994               1995              1994
                                          ----------         ----------        ----------        -----------

Revenue:
   Rental revenue................         $4,638,056         $5,382,671       $ 9,322,056        $10,814,456
   Interest......................             23,445             16,028            57,160             29,200
   Gain on disposition of
     real estate.................          2,263,292                  -         2,263,292                  -
   Gain on legal settlement......             65,857                  -            65,856                  -
                                           ---------          ---------        ----------         ----------
     Total revenue...............          6,990,650          5,398,699        11,708,364         10,843,656
                                           ---------          ---------        ----------         ----------

Expenses:
   Interest......................          1,724,571          1,882,700         3,449,339          3,750,580
   Interest - affiliates.........             41,945             33,106            82,713             64,111
   Depreciation and
     amortization................          1,069,629          1,145,877         2,139,258          2,291,754
   Property taxes................            297,733            448,749           673,786            897,498
   Personnel expenses............            504,524            620,321         1,114,279          1,338,805
   Utilities.....................            314,208            426,207           774,346          1,025,909
   Repair and maintenance........            618,405            636,418         1,167,287          1,332,781
   Property management
     fees - affiliates...........            235,517            271,500           469,310            539,473
   Other property operating
     expenses....................            303,135            337,986           604,821            659,078
   General and administrative....             35,101             29,726            69,425             72,254
   General and administrative -
     affiliates..................            123,794            122,614           243,810            252,082
                                           ---------          ---------        ----------         ----------
     Total expenses..............          5,268,562          5,955,204        10,788,374         12,224,325
                                           ---------          ---------        ----------         ----------

Net income (loss) before
   extraordinary item............          1,722,088           (556,505)          919,990         (1,380,669)
Extraordinary gain on
   extinguishment of debt........            268,433                  -         2,106,625                  -
                                           ---------          ---------        ----------         ----------
Net income (loss)................         $1,990,521         $ (556,505)      $ 3,026,615        $(1,380,669)
                                           =========          =========        ==========         ===========

Net income (loss) allocable
   to limited partners...........         $1,890,995         $ (528,680)      $ 2,875,284        $(1,311,636)
Net income (loss) allocable
   to General Partner............             99,526            (27,825)          151,331            (69,033)
                                           ---------          ---------         ---------         ----------
Net income (loss)................         $1,990,521         $ (556,505)      $ 3,026,615        $(1,380,669)
                                           =========          =========         =========         ==========

Net income (loss) per limited partnership unit:
Income (loss) before
   extraordinary item............         $     7.11         $    (2.29)      $      3.80        $     (5.69)
Extraordinary gain from
   extinguishment of debt........               1.11                  -              8.70                  -
                                           ---------          ---------         ---------         ----------
Net income (loss) per limited
   partnership unit..............         $     8.22         $    (2.29)      $     12.50        $     (5.69)
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                                 Six Months Ended
                                                                                     June 30,
                                                                        ----------------------------------
                                                                           1995                   1994
                                                                        ----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $ 9,368,587             $10,906,868
   Cash received from legal settlement...............                       65,856                       -
   Cash paid to suppliers............................                   (3,711,080)             (4,374,237)
   Cash paid to affiliates...........................                     (470,572)             (1,265,940)
   Interest received.................................                       57,160                  29,200
   Interest paid.....................................                   (2,813,703)             (3,395,878)
   Interest paid to affiliates.......................                            -                (470,489)
   Property taxes paid...............................                     (752,489)             (1,204,829)
   Deferred borrowing costs paid.....................                     (130,070)                (32,757)
                                                                        ----------              ----------
Net cash provided by (used in)
   operating activities..............................                    1,613,689                 191,938
                                                                        ----------              ----------

Cash flows used in investing activities:
   Additions to real estate investments..............                     (460,266)               (586,829)
   Net proceeds from disposition of real estate......                       45,000                       -
                                                                        ----------               ---------
Net cash used in investing activities................                     (415,266)               (586,829)
                                                                        ----------               ---------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage
     notes payable...................................                      334,062                       -
   Principal payments on mortgage notes
     payable.........................................                   (2,154,852)               (825,405)
   Repayment of mortgage loans from affiliates.......                            -              (1,603,135)
   Repayment of advances from affiliates -
     General Partner.................................                            -              (1,200,664)
                                                                        ----------              ----------
Net cash used in financing activities................                   (1,820,790)             (3,629,204)
                                                                        ----------              ----------

Net decrease in cash and cash equivalents............                     (622,367)             (4,024,095)

Cash and cash equivalents at beginning of
   period............................................                    3,313,765               4,938,029
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,691,398             $   913,934
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

          Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                                 Six Months Ended
                                                                                      June 30,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        ----------             ------------

Net income (loss)....................................                   $3,026,615             $(1,380,669)
                                                                         ---------              ----------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,139,258               2,291,754
   Amortization of deferred borrowing costs..........                       88,404                  58,435
   Amortization of discounts on mortgage
     notes payable...................................                      177,388                  98,087
   Net interest added on advances from
     affiliates - General Partner....................                       82,713                  57,011
   Net interest added on advances from
     Southmark.......................................                        1,229                     925
   Extraordinary gain on extinguishment
     of debt.........................................                   (2,106,625)                      -
   Gain on disposition of real estate................                   (2,263,292)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (8,286)                128,225
     Accounts receivable.............................                      109,109                  28,848
     Prepaid expenses and other assets...............                      (40,932)                  5,577
     Escrow deposits.................................                     (103,777)               (341,622)
     Deferred borrowing costs........................                     (130,070)                (32,757)
     Accounts payable................................                       46,187                 (28,938)
     Accrued expenses................................                        5,443                 (68,057)
     Accrued interest................................                      368,615                (266,134)
     Accrued property taxes..........................                        2,562                 125,216
     Payable to affiliates - General Partner.........                      242,548                (474,385)
     Security deposits and deferred rental ..........
       income........................................                      (23,400)                 (9,578)
                                                                        ----------              ----------

       Total adjustments.............................                   (1,412,926)              1,572,607
                                                                        ----------              ----------

Net cash provided by operating activities............                  $ 1,613,689             $   191,938
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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,613,689 through operating activities for the first six months of 1995 as compared to a $191,938 generated for the first six months of 1994. This increase in cash can be attributed to the reduction in interest paid as a result of the sales of Fox Run and Village East in 1994. Also declines in cash and interest paid to affiliates attributed to the increase in cash. In January 1994, the Partnership used the proceeds from the sale of Cedar Mill to pay down on the affiliate advances and the payment of the Fixed MID. The Partnership also experienced a reduction in the cash paid to supplies and property taxes paid but this decrease was somewhat offset by the reduction in the cash received from tenants and the increase in deferred borrowing costs paid.

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

During 1995, the Partnership is faced with mortgage principal payments and mortgage maturities on Buccaneer Village, Lamar Plaza, Millwood Park, Palisades at the Galleria, and Plaza Westlake, totaling approximately $28,144,000. It is management's policy to negotiate extensions or arrange refinancings for the mortgage notes that are due. In February 1995, the Partnership paid off the interest  in  net  profits  on  Buccaneer  Village  at a  discounted  payoff  of
$1,750,000 for retirement of $3,588,192 of debt which resulted in an extraordinary gain on extinguishment of debt of $1,838,192. Additionally, management successfully refinanced Plaza Westlake on March 24, 1995. The new 5 year mortgage note in the amount of $4,000,000 retired the maturing mortgage of $3,366,000 and yielded $334,062 in proceeds to the Partnership. Management is currently negotiating the refinancing of Buccaneer Village's first and second mortgages, Millwood Park and Palisades at the Galleria. Management anticipates closing on the refinancings by September with expected proceeds to the Partnership of approximately $4,000,000.

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

Possible actions to resolve operating deficiencies include sales of properties, refinancing or renegotiating terms of existing loans, deferring major capital expenditures, except where improvements are expected to enhance the competitiveness or marketability of the properties, or arranging additional support from affiliates. Additional affiliate support is not assured, since neither the General Partner nor any affiliates have obligations to make advances in excess of any unused portion of the revolving credit facility discussed above. Sales of properties are possibilities and Millwood Park is currently on the market for sale. There is no assurance that a sale can be completed, nor that a closing could be timed to coincide with the Partnership's cash needs.

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

(b) Reports on Form 8-K. On June 26, 1995, the Partnership filed a Current Report on Form 8-K reporting the sale of Sundance Apartments.

                       McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XII, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



September 29, 1995                                 By:  /s/  Donald K. Reed
------------------                                      -------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



September 29, 1995                                 By:  /s/  Robert C. Irvine
------------------                                      -------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



September 29, 1995                                 By:  /s/  Brandon K. Flaming
------------------                                      --------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.