Form 10-Q
period 1995-09-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1995-11-13
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


      For the period ended         September 30, 1995
                             --------------------------------------------------

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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                  (Unaudited)

                                                                          September 30,        December 31,
                                                                              1995                1994
ASSETS                                                                    -------------        ------------
------

Real estate investments:
   Land.....................................................              $  6,280,580        $  6,280,580
   Buildings and improvements...............................                72,418,940          71,739,632
                                                                           -----------         -----------
                                                                            78,699,520          78,020,212
   Less:  Accumulated depreciation and amortization.........               (39,609,984)        (37,105,195)
                                                                           -----------         ------------
                                                                            39,089,536          40,915,017

Assets held for sale........................................                 3,207,264          12,724,693

Cash and cash equivalents...................................                 2,590,184           3,313,765
Cash segregated for security deposits ......................                   309,241             303,436
Accounts receivable, less allowance for doubtful
   accounts of $5,629 and $36,410 at September 30,
   1995 and December 31, 1994, respectively.................                   182,680             317,559
Prepaid expenses and other assets...........................                   407,859             258,668
Escrow deposits.............................................                 1,034,505             896,234
Deferred borrowing costs, net of accumulated amorti-
   zation of $737,939 and $652,691 at September 30,
   1995 and December 31, 1994, respectively.................                 1,454,919           1,459,976
                                                                           -----------         -----------
                                                                          $ 48,276,188        $ 60,189,348
                                                                           ===========         ===========

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................              $ 53,545,919        $ 68,152,522
Accounts payable............................................                   185,249             220,341
Accrued expenses............................................                   154,556             146,722
Accrued interest............................................                   327,661           1,680,833
Accrued property taxes......................................                 1,090,843             961,459
Advances from Southmark.....................................                    34,535              32,690
Advances from affiliates - General Partner..................                 1,938,254           1,814,115
Payable to affiliates - General Partner.....................                 6,832,215           5,926,684
Security deposits and deferred rental income................                   524,659             546,313
                                                                           -----------         -----------
                                                                            64,633,891          79,481,679
                                                                           -----------         -----------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
   authorized;  229,980 and 230,594 limited partnership
   units issued and outstanding at March 30, 1995 and
   December 31, 1994, respectively...............                           (6,325,644)         (9,844,782)
   General Partner..........................................               (10,032,059)         (9,447,549)
                                                                           -----------         -----------
                                                                           (16,357,703)        (19,292,331)
                                                                           -----------         -----------
                                                                          $ 48,276,188        $ 60,189,348
                                                                           ===========         ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                              Three Months Ended                      Nine Months Ended
                                                 September 30,                          September 30,
                                          -----------------------------       ------------------------------
                                             1995               1994             1995               1994
                                          ----------         ----------       -----------        -----------
Revenue:
   Rental revenue................         $4,144,714         $5,466,449       $13,466,770        $16,280,905
   Interest......................             47,465             10,036           104,625             39,236
   Gain on disposition of
     real estate.................          1,164,231                  -         3,427,513                  -
   Gain on legal settlement......                  -                  -            65,856                  -
                                           ---------          ---------        ----------         ----------
     Total revenue...............          5,356,410          5,476,485        17,064,764         16,320,141
                                           ---------          ---------        ----------         ----------

Expenses:
   Interest......................          1,247,512          1,856,914         4,696,851          5,607,494
   Interest - affiliates.........             41,426             36,021           124,139            100,132
   Depreciation and
     amortization................            920,480          1,181,244         3,059,738          3,472,998
   Property taxes................            350,240            448,749         1,024,026          1,346,247
   Personnel expenses............            551,899            762,345         1,666,178          2,101,150
   Utilities.....................            277,300            368,702         1,051,646          1,394,611
   Repair and maintenance........            651,063            888,546         1,818,350          2,221,327
   Property management
     fees - affiliates...........            205,204            273,323           674,514            812,796
   Other property operating
     expenses....................            313,216            402,313           918,037          1,061,391
   General and administrative....             16,845             50,481            86,270            122,735
   General and administrative -
     affiliates..................            103,474            120,015           347,284            372,097
                                           ---------          ---------        ----------         ----------
     Total expenses..............          4,678,659          6,388,653        15,467,033         18,612,978
                                           ---------          ---------        ----------         ----------

Net income (loss) before
   extraordinary item............            677,751           (912,168)        1,597,731         (2,292,837)
Extraordinary gain on
   extinguishment of debt........                  -                  -         2,106,625                  -
                                           ---------          ---------        ----------         ----------
Net income (loss)................         $  677,751         $ (912,168)      $ 3,704,356        $(2,292,837)
                                           =========          =========        ==========         ==========

Net income (loss) allocable
   to limited partners...........         $  643,864         $ (866,560)      $ 3,519,138        $(2,178,195)
Net income (loss) allocable
   to General Partner............             33,887            (45,608)          185,218           (114,642)
                                           ---------          ---------        ----------         ----------
Net income (loss)................         $  677,751         $ (912,168)      $ 3,704,356        $(2,292,837)
                                           =========          =========        ==========         ==========

Net income (loss) per limited
 partnership unit:
Income (loss) before
   extraordinary item............         $     2.80         $    (3.76)     $       6.60        $     (9.45)
Extraordinary gain from
   extinguishment of debt........                  -                  -              8.70                  -
                                           ---------          ---------       -----------         ----------
Net income (loss) per limited
   partnership unit..............         $     2.80         $    (3.76)     $      15.30        $     (9.45)
                                           =========          =========       ===========         ==========


The financial information included herein has been prepared by management without audit by independent public accountants.

                See accompanying notes to financial statements.

                       MCNEIL REAL ESTATE FUND XII, LTD.

                        STATEMENTS OF PARTNERS' DEFICIT
                                  (Unaudited)

             For the Nine Months Ended September 30, 1995 and 1994



                                                                                                    Total
                                                      General                 Limited               Partners'
                                                      Partner                 Partners              Deficit
                                                   -------------           -------------         -------------

Balance at December 31, 1993..............         $ (8,456,354)           $(13,138,511)         $(21,594,865)

Net loss..................................             (114,642)             (2,178,195)           (2,292,837)

Contingent Management Incentive
   Distribution...........................             (869,037)                      -              (869,037)
                                                    -----------             -----------           -----------
Balance at September 30, 1994.............         $ (9,440,033)           $(15,316,706)         $(24,756,739)
                                                    ===========             ===========           ===========


Balance at December 31, 1994..............         $ (9,447,549)           $ (9,844,782)         $(19,292,331)

Net income................................              185,218               3,519,138             3,704,356

Contingent Management Incentive
   Distribution...........................             (769,728)                      -              (769,728)
                                                    -----------             -----------           -----------

Balance at September 30, 1995.............         $(10,032,059)           $ (6,325,644)         $(16,357,703)
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                               Nine Months Ended
                                                                                  September 30,
                                                                       -----------------------------------
                                                                           1995                    1994
                                                                       -----------             -----------
Cash flows from operating activities:
   Cash received from tenants........................                  $13,514,491             $16,359,986
   Cash received from legal settlement...............                       65,856                       -
   Cash paid to suppliers............................                   (5,677,208)             (6,634,407)
   Cash paid to affiliates...........................                     (885,995)             (1,541,405)
   Interest received.................................                      104,625                  39,236
   Interest paid.....................................                   (4,047,664)             (5,105,188)
   Interest paid to affiliates.......................                            -                (470,489)
   Property taxes paid...............................                   (1,012,936)             (1,384,293)
   Deferred borrowing costs paid.....................                     (131,246)                      -
                                                                        ----------              ----------
Net cash provided by (used in)
   operating activities..............................                    1,929,923               1,263,440
                                                                        ----------              ----------

Cash flows used in investing activities:
   Additions to real estate investments..............                     (721,389)             (1,537,331)
   Net proceeds from disposition of real estate......                       45,000                       -
                                                                        ----------              ----------
Net cash used in investing activities................                     (676,389)             (1,537,331)
                                                                        ----------              ----------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage
     notes payable...................................                      334,062                       -
   Principal payments on mortgage notes
     payable.........................................                   (2,311,177)             (1,154,293)
   Additions to deferred borrowing costs.............                            -                 (36,992)
   Repayment of mortgage loans from affiliates.......                            -              (1,603,135)
   Advances from affiliates - General Partner........                            -                   6,000
   Repayment of advances from affiliates -
     General Partner.................................                                           (1,206,664)
                                                                        ----------              ----------
Net cash used in financing activities................                   (1,977,115)             (3,995,084)
                                                                        ----------              ----------

Net decrease in cash and cash equivalents............                     (723,581)             (4,268,975)

Cash and cash equivalents at beginning of
   period............................................                    3,313,765               4,938,029
                                                                        ----------              ----------

Cash and cash equivalents at end of period...........                  $ 2,590,184             $   669,054
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

                       MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                  (Unaudited)

Reconciliation of Net Income (Loss) to Net Cash Provided by Operating Activities



                                                                                Nine Months Ended
                                                                                   September 30,
                                                                        -----------------------------------
                                                                           1995                    1994
                                                                        ----------             ------------

Net income (loss)....................................                  $ 3,704,356             $(2,292,837)
                                                                         ---------              ----------

Adjustments to reconcile net loss to net cash
    provided by operating activities:
   Depreciation and amortization.....................                    3,059,738               3,472,998
   Amortization of deferred borrowing costs..........                      136,303                  87,779
   Amortization of discounts on mortgage
     notes payable...................................                      210,785                 147,288
   Net interest added on advances from
     affiliates - General Partner....................                      124,139                  93,032
   Net interest added on advances from
     Southmark.......................................                        1,845                   1,460
   Extraordinary gain on extinguishment
     of debt.........................................                   (2,106,625)                      -
   Gain on disposition of real estate................                   (3,427,513)                      -
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (5,805)                131,025
     Accounts receivable.............................                      134,879                  47,626
     Prepaid expenses and other assets...............                     (149,191)                  2,830
     Escrow deposits.................................                     (138,271)               (144,289)
     Deferred borrowing costs........................                     (131,246)                      -
     Accounts payable................................                      (35,092)               (155,432)
     Accrued expenses................................                        7,834                 112,387
     Accrued interest................................                      300,254                (197,608)
     Accrued property taxes..........................                      129,384                 331,667
     Payable to affiliates - General Partner.........                      135,803                (356,512)
     Security deposits and deferred rental ..........
       income........................................                      (21,654)                (17,974)
                                                                        ----------              ----------

       Total adjustments.............................                   (1,774,433)              3,556,277
                                                                        ----------              ----------

Net cash provided by operating activities............                  $ 1,929,923             $ 1,263,440
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

                               September 30, 1995

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results to be expected for the year ending December 31, 1995.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:


                                                                              Nine Months Ended
                                                                                 September 30,
                                                                        ---------------------------
                                                                            1995             1994
                                                                        ----------       ----------
Charged to other assets:
Property management fees - affiliates................                   $  674,514       $  812,796
Interest - affiliates................................                      124,139          100,132
Charged to general and administrative - affiliates:
   Partnership administration........................                      347,284          372,097
                                                                         ---------        ---------
                                                                        $1,145,937       $1,285,025
                                                                         =========        =========

Charged to General Partner's deficit:
   Contingent MID....................................                   $  769,728       $  869,037
                                                                         =========        =========

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
                                                         ==========


In addition, the Partnership incurred loan costs of $131,246 relating to the refinancing.

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

                                                                  Gain on Sale         Cash Proceeds
                                                                 -------------         -------------
Sales price..........................................            $    45,000              $  45,000
Mortgages and accrued interest assumed by
   purchaser.........................................              8,191,859
Basis of real estate sold............................             (5,973,567)
                                                                  ----------

Gain on disposition of real estate...................            $ 2,263,292
                                                                  ==========


Net cash proceeds....................................                                     $  45,000
                                                                                           ========

Also related to the sale of Sundance, the Partnership recognized a $268,433 gain on early extinguishment of debt.

NOTE 9.
=======

On July 27, 1995, the Partnership sold its investment in Lamar Plaza to an unaffiliated buyer for assumption of the first and second liens by the purchaser. The gain on disposition is detailed below:

                                                                    Gain on Sale
                                                                    ------------

Mortgage and accrued interest by purchaser...........               $ 4,195,215
Basis of real estate sold............................                (3,030,994)
                                                                     -----------

Gain on disposition of real estate...................               $ 1,164,221
                                                                     ==========


ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At September 30, 1995, the Partnership owned six apartment properties and one shopping centers. On June 19 and July 27, 1995, the Partnership sold Sundance Apartments and Lamar Plaza, respectively. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues increased by $744,623 or 5% and decreased by $120,075 or 2% for the nine months and three months ended September 30, 1995. Rental revenue decreased by $2,814,135 or 17% while interest income increased by $65,389.

Rental revenue for the nine months ended September 30, 1995 was $13,466,770 as compared to $16,280,905 for the same period last year. This decrease of $2,814,135 is due to the loss in rental revenue generated by Village East and Fox Run, which were sold in November and December of 1994 and Sundance and Lamar Plaza, which were sold in June and July of 1995. This decrease was partially offset by the increase in rental revenue at five of the Partnership's properties.

Interest income increased by $65,389 and $37,429 for the nine and three months ended September 30, 1995, respectively, as compared to the same period last year. This increase is due to larger average cash balances being invested in interest-bearing accounts.

The Partnership also recognized a gain on disposition of real estate of $3,427,513 as a result of the sale of Sundance in June 1995 and Lamar Plaza in July 1995.

Expenses:

Partnership expenses decreased by $3,145,945 for the first nine months of 1995 as compared to the same period last year primarily due to the sale of Fox Run and Village East in 1994 and Sundance and Lamar Plaza in 1995. The effects from these transactions were declines of $1,056,832 for interest, $561,439 for depreciation, $267,501 for property taxes, $427,479 for personnel expenses, $279,413 for utilities, $445,475 for repair and maintenance, $151,197 for property management fees - affiliates, and $166,528 other property operating expenses.

In addition to the sale of Fox Run, Village East, Sundance and Lamar, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates increased by $24,007 or 24% and $5,405 or 15% for the nine and three months ended September 30, 1995, respectively, due to an increase in the prime rate used to calculate the interest expense on the advances.

General and administrative expenses decreased $36,465 or 30% and $33,636 or 67% for the nine and three months ended September 30, 1995 as compared to the same period last year, respectively. This decrease is due to a reduction in fees paid for professional services.

General and administrative - affiliate expenses decreased $24,813 or 7% and $16,541 or 14% for the nine and three months ended September 30, 1995 as compared to the same period last year, respectively. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

The Partnership generated $1,929,923 through operating activities for the first nine months of 1995 as compared to a $1,263,440 generated for the first nine months of 1994. This increase in cash can be attributed to the reduction in interest paid as a result of the sales of Fox Run and Village East in 1994. Also declines in cash and interest paid to affiliates attributed to the increase in cash. In January 1994, the Partnership used the proceeds from the sale of Cedar Mill to pay down on the affiliate advances and the payment of the Fixed MID. The Partnership also experienced a reduction in the cash paid to supplies and property taxes paid.

The Partnership expended $721,389 and $1,537,331 for capital improvements to its properties for the nine months ended September 30, 1995 and 1994, respectively. The Partnership also received cash proceeds of $45,000 for the sale of Sundance.

During the first nine months of 1995, the Partnership expended $1,977,115 for financing activities as compared to $3,995,084 for the same period in 1994. This reduction is primarily due to the payoff in 1994 of the mortgage loan from affiliates and the pay down of the advances from affiliates. During 1995, the Partnership received cash proceeds of $334,062 for the refinancing of Plaza Westlake. The increase in the principal payments on mortgage notes is due to $1,750,000 discounted payoff of the interest in net profits on Buccaneer Village.

Short Term Liquidity:

At September 30, 1995, the Partnership held cash and cash equivalents of $2,590,184. The General Partner considers the Partnership's cash reserves adequate for anticipated operations for 1995.

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

During 1995, the Partnership was faced with mortgage principal payments and mortgage maturities on Buccaneer Village, Lamar Plaza, Millwood Park, Palisades at the Galleria, Sundance and Plaza Westlake, totaling approximately $28,144,000. In February 1995, the Partnership paid off the interest in net profits on Buccaneer Village at a discounted payoff of $1,750,000 for retirement of $3,588,192 of debt which resulted in an extraordinary gain on extinguishment of debt of $1,838,192. Additionally, management successfully refinanced the mortgage notes on Plaza Westlake, Palisades at the Galleria, Buccaneer Village and Millwood Park. The mortgage note on Plaza Westlake was refinanced on March 24, 1995 with a new 5 year mortgage note in the amount of $4,000,000 which retired the maturing mortgage note of $3,366,000 and yielding proceeds of $334,062 to the Partnership. The mortgage note on Palisades at the Galleria was refinanced on October 13, 1995 with a new 7 year mortgage note in the amount of $10,600,000 which retired the maturing mortgage note of $8,412,000 and yielding proceeds of approximately $1,914,000 to the Partnership. The mortgage notes on Buccaneer Village was refinanced on October 20, 1995 with a new 7 year mortgage note of $5,500,000, which retired the maturing mortgage notes of $3,406,000 and yielded proceeds of approximately $1,925,000. The mortgage notes on Millwood Park was refinanced on November 1, 1995 with a new 7 year mortgage note of $3,982,500, which retired the maturing notes of $3,173,000 and yielded proceeds of approximately $136,000.

The remaining two properties with 1995 maturities, Lamar Plaza and Sundance, had maturing debt of approximately $11,700,000 were sold on June 19, 1995 and July 23, 1995, respectively.

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

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the Partnership will receive additional funds under the facility because no amounts will be reserved for any particular partnership. At September 30, 1995, $2,362,004 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay borrowings.

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

Distributions

With the exception of the Contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $769,728 for the Contingent MID has been accrued by the Partnership for the period ended September 30, 1995 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1) HCW Pension Real Estate Fund, Ltd. et al. v. Ernst & Young BDO Seidman et al (Case #92-06560-A). This suit was filed on behalf of the Partnership and other affiliated partnerships (the "Affiliated Partnerships") on May 26, 1992, in the 14th Judicial District Court of Dallas County. The petition sought recovery against the Partnership's former auditors, BDO Seidman, for negligence and fraud in failing to detect and/or report overcharges of fees/expenses by Southmark, the former general partner. The former auditors asserted counterclaims against the Affiliated Partnerships based on alleged fraudulent misrepresentations made to the auditors by the former management of the Affiliated Partnerships (Southmark) in the form of client representation letters executed and delivered to the auditors by Southmark management. The counterclaims sought recovery of attorneys' fees and costs incurred in defending this action. The original petition also alleged causes of action against certain former officers and directors of the Partnership's original general partner for breach of fiduciary duty, fraud and conspiracy relating to the improper assessment and payment of certain administrative fees/expenses. On January 11, 1994 the allegations against the former officers and directors were dismissed.

     The trial court granted summary judgment in favor of Ernst & Young and BDO Seidman on the fraud and negligence claims based on the statute of limitations. The Affiliated Partnerships appealed the summary judgment to the Dallas Court of Appeals. In August 1995, the Appeals Court upheld all of the summary judgments in favor of BDO Seidman. In exchange for the plaintiff's agreement not to file any motions for rehearing or further appeals, BDO Seidman agreed that it will not pursue the counterclaims against the Partnership.

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

         27.                        Financial Data  Schedule  for  the   quarter
                                    ended September 30, 1995.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1995.

                       McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                                   McNEIL REAL ESTATE FUND XII, Ltd.

                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



November 13, 1995                                  By:  /s/  Donald K. Reed
------------------                                      ---------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Chief Executive Officer



November 13, 1995                                  By:  /s/  Robert C. Irvine
------------------                                      ---------------------------------------------------
Date                                                    Robert C. Irvine
                                                        Chief Financial Officer of McNeil Investors, Inc.
                                                        Principal Financial Officer



November 13, 1995                                  By:  /s/  Brandon K. Flaming
------------------                                      ---------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                        Management, Inc.
