Form 10-K405
period 1995-12-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1996-03-29
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended              December 31, 1995
                              --------------------------------------------------

                                                        OR

[ ]  TRANSITION   REPORT   PURSUANT  TO   SECTION  13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-10743
                           ---------


                        McNEIL REAL ESTATE FUND XII, LTD.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         California                                  94-2717957
--------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                       Identification No.)


             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
        (Address of principal executive offices)            (Zip code)

Registrant's telephone number, including area code      (214)  448-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act: None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act: Limited  partnership
----------------------------------------------------------    units

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

228,276 of the registrant's 229,828 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 39

                                TOTAL OF 42 PAGES

                                     PART I

ITEM 1.    BUSINESS
-------    --------

ORGANIZATION
------------

McNeil Real Estate Fund XII, Ltd. (the "Partnership") was organized February 2, 1981, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 6, 1991, as amended (the "Amended Partnership Agreement"). Prior to September 6, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership, dated February 2, 1981 (the "Original Partnership Agreement") as amended May 13, 1981. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240.

On June 8, 1981, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $120,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 30, 1982, with 230,728 Units sold at $500 each, or gross proceeds of $115,364,000 to the Partnership. In addition, the original general partners purchased a total of 200 Units for $100,000. In 1994 and 1993, 223 and 111 Units were relinquished, respectively. An additional 614 Units were relinquished in 1995 leaving 229,980 Units outstanding at December 31, 1995. Subsequent to year end, 152 Units were relinquished, leaving 229,828 Units outstanding as of February 16, 1996.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Corporate General Partner, are being sold or liquidated for the benefit of creditors.

In accordance with Southmark's reorganization plan, Southmark, McNeil and various of their affiliates entered into an asset purchase agreement on October 12, 1990, providing for, among other things, the transfer of control to McNeil or his affiliates of 34 limited partnerships (including the Partnership) in the Southmark portfolio.

On February 14, 1991, pursuant to the asset purchase agreement as amended on that date: (a) an affiliate of McNeil purchased the Corporate General Partner's economic interest in the Partnership; (b) McNeil became the managing general partner of the Partnership pursuant to an agreement with the Corporate General Partner that delegated management authority to McNeil; and (c) McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of McNeil, acquired the assets relating to the property management and partnership administrative business of Southmark and its affiliates and commenced management of the Partnership's properties pursuant to an assignment of the existing property management agreements from the Southmark affiliates.

On September 6, 1991, the limited partners approved a restructuring proposal that provided for (i) the replacement of the Corporate General Partner and McNeil with the General Partner; (ii) the adoption of the Amended Partnership Agreement, which substantially alters the provisions of the Original Partnership Agreement relating to, among other things, compensation, reimbursement of expenses, and voting rights; and (iii) the approval of a new property management agreement with McREMI, the Partnership's property manager.

The Amended Partnership Agreement provides for a Management Incentive Distribution ("MID") to replace all other forms of general partner compensation other than property management fees and reimbursement of certain costs.
Additional  Units  may be  issued  in  connection  with the  payment  of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 -"Transactions with Affiliates". For a discussion of the methodology for calculating and distributing the MID, see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $49,818 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $16,039, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $65,857.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1995, the Partnership owned seven properties, of which six are real estate investments and one asset is currently held for sale, as described in Item 2 - Properties.

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

Business Plan:

The Partnership's anticipated plan of operations for 1996 is to preserve or increase the net operating income of its properties whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's properties. The General Partner is evaluating market and other economic conditions to determine the optimum time to commence an orderly liquidation of the Partnership's properties in accordance with the terms of the Amended Partnership Agreement. In conjunction therewith, the General Partner will continue to explore potential avenues to enhance the value of the Units in the Partnership, which may include, among other things, asset sales or refinancings of the Partnership's properties which may result in distributions to the limited partners. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

ITEM 2.    PROPERTIES
-------    ----------

The following table sets forth the properties of the Partnership at December 31, 1995. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8
- Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                                 Net Basis                           1995           Date
Property              Description               of Property         Debt         Property Tax     Acquired
--------              -----------               -----------     -----------      ------------     --------
Real Estate Investments:

Brendon Way (1)       Apartments
   Indianapolis, IN   770 units                 $10,263,107     $18,002,757       $  396,633        1/82

Buccaneer
  Village (2)         Apartments
   Denver, CO         284 units                   4,618,167       5,496,384           64,437        2/82

Castle Bluff (3)      Apartments
   Kentwood, MI       241 units                   2,445,812       4,459,417          129,669        1/82

Channingway           Apartments
   Columbus, OH       770 units                   9,949,626      12,988,079          258,769       12/82

Palisades at the
  Galleria (4)        Apartments
   Atlanta, GA        370 units                   7,448,014      10,593,002          135,464        7/82

Plaza Westlake (5)
   Glendale           Retail Center
   Heights, IL        121,464 sq. ft.             4,373,342       3,638,288           89,836        3/82

Asset held for sale:

Millwood Park (6)
   Kansas City,       Apartments
   MO                 301 units                   3,164,323       3,982,499           69,117        1/82
                                                 ----------      ----------        ---------

                                                $42,262,391     $59,160,426       $1,143,925
                                                 ==========      ==========        =========

-----------------------------------------
Total:    Apartments  -  2,736 units
          Retail Center - 121,464 sq. ft.

(1) Brendon Way Apartments is owned by Brendon Way Fund XII Associates which is wholly-owned by the Partnership and the General Partner.

(2) Buccaneer Village Apartments is owned by Buccaneer Fund XII, Ltd. which is wholly-owned by the Partnership.

(3) Castle Bluff Apartments is owned by Castle Bluff Fund XII Associates, L.P. which is wholly-owned by the Partnership and the General Partner.

(4) Palisades at the Galleria Apartments is owned by Palisades Fund XII Associates, L.P. which is wholly-owned by the Partnership.

(5) Plaza Westlake is owned by Plaza Westlake Fund XII, Ltd. which is wholly-owned by the Partnership.

(6) Millwood Park Apartments is owned by Millwood Park Fund XII, Ltd. which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                         1995            1994           1993           1992           1991
                                        -----           -----          -----          -----          -----
Brendon Way
   Occupancy Rate............             86%             90%            90%            85%            88%
   Rent Per Square Foot......           $6.12           $6.05          $5.60          $5.68          $5.73

Buccaneer Village
   Occupancy Rate............             94%             95%            96%            97%            94%
   Rent Per Square Foot......           $7.92           $7.42          $7.00          $6.25          $5.82

Castle Bluff
   Occupancy Rate............             96%             98%            93%            93%            91%
   Rent Per Square Foot......           $7.28           $6.92          $6.62          $6.37          $6.29

Channingway
   Occupancy Rate............             86%             89%            91%            89%            87%
   Rent Per Square Foot......           $5.88           $5.88          $5.75          $5.46          $4.96

Millwood Park
   Occupancy Rate............             84%             92%            96%            86%            89%
   Rent Per Square Foot......           $5.75           $5.78          $5.11          $4.90          $4.84

Palisades at the Galleria
   Occupancy Rate............             97%             99%            98%            92%            83%
   Rent Per Square Foot......           $8.20           $7.83          $7.04          $6.22          $5.08

Plaza Westlake
   Occupancy Rate............             98%             99%           100%            85%            90%
   Rent Per Square Foot......           $7.75           $7.73          $7.92          $7.84          $6.60


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

Competitive Conditions at Properties
------------------------------------

Brendon Way is competing against newer properties as well as some that have recently been renovated. The property's occupancy is currently below the average market occupancy rate of 93%. Rental rates at Brendon Way are averaging $.59 per square foot, which is comparable to the competitors. Minor renovations have improved the curb appeal of the property. The lack of funds to complete a major renovation of the aging property creates a challenge for Brendon Way to stay competitive.

Since 1991, the rental rates at Buccaneer Village have increased by 36% due to improved market conditions. The market maintains a strong occupancy level at 96%. A major rehabilitation project is occurring across the street from the property. Although Buccaneer Village will not compete directly with the new construction, the new construction will tend to slow the increase in rental rates that the older property may expect in the coming years. Buccaneer Village will continue with ongoing capital improvements to allow the property to compete effectively in the market place.

Castle Bluff is in a highly competitive market with the occupancy rates running between 97% and 98%. Castle Bluff is currently competing in a robust economy. The property has done some renovations to remain aggressive in the market and anticipates raising the rental rates to $.63 per square foot.

Channingway is located in an area east of Columbus, Ohio with a market of 28,355 apartment units. The property is currently below the market average occupancy rate of 94%; however, monthly rental rates have stayed higher than market. In 1996, the property will continue to cure the deferred maintenance items to add value and marketability to the community.

Millwood Park finished the year below the market occupancy rate of 91%. There has been no new construction within a three mile radius of the property over the last two years, and the population has increased less than 1% during the last 10 years. Rental rates at Millwood Park are averaging $.55 to $.57 per square foot, which is in line with the market rate. It is anticipated that the occupancy rate will stabilize at approximately 90% during 1996. Millwood is currently on the market for sale.

Occupancy rates at Palisades at the Galleria have remained strong since the 1991 renovation program began. The $3 million renovation program included new interiors, signage, exterior painting, asphalt and upgrading the clubhouse. The market continues to maintain an average occupancy level at 95%. Palisades at the Galleria is located in Atlanta, Georgia and with the 1996 Olympics, the market should remain strong throughout 1996. The market, however, may remain flat in 1997 due to the oversupply of new construction.

Plaza Westlake enters 1996 with an occupancy rate of 98%, higher than the market average of 93%. Plaza Westlake is located in a high traffic area with a proven anchor. The rental rate per square foot approximates the average rate charged by the seven centers competing directly with Plaza Westlake.

The following schedule shows lease expirations for the Partnership's commercial property for 1996 through 2005:

                          Number of                                      Annual           % of Gross
                         Expirations              Square Feet             Rent            Annual Rent
                         -----------              -----------           --------          -----------
Plaza Westlake
1996                         4                        10,236            $111,024             13%
1997                         3                         5,963              63,312              7%
1998                         3                        27,184             251,864             30%
1999                         3                        70,452             338,582             40%
2000                         2                         3,690              47,142              6%
Thereafter                   -                             -                   -              -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for the commercial property:


Nature of
Business                           Square Footage                                               Lease
Use                                    Leased                    Annual Rent                  Expiration
--------------                     --------------                -----------                  ----------
Plaza Westlake

Entertainment                          17,584                   $   149,464                     1998
Retail                                 68,020                       310,857                     1999

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business.

For a discussion of the Southmark  bankruptcy,  see Item 1 - Business.  See also
Item 8 - Note 10 - "Gain on Legal Settlement."

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
-------    ---------------------------------------------------

None.

                                     PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S UNITS OF LIMITED PARTNERSHIP AND
-------    ------------------------------------------------------------
           RELATED SECURITY HOLDER MATTERS
           -------------------------------

(A) There is no established public trading market for limited partnership units, nor is one expected to develop.

(B)  Title of Class                     Number of Record Unit Holders
     --------------                     -----------------------------

     Limited partnership units          13,759 as of February 16, 1996

(C) No distributions were made to the limited partners in 1995 or 1994, and none are anticipated in 1996. The Partnership accrued distributions of $1,044,865 and $1,164,549 for the benefit of the General Partner for the years ended December 31, 1995 and 1994, respectively. Total distributions of $4,798,846 remain unpaid as of December 31, 1995. These distributions are the contingent portion of the MID pursuant to the Amended Partnership Agreement. The Partnership anticipates making additional distributions to the General Partner for the contingent MID in 1996. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood they will be resumed to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

                                                                 Years Ended December 31,
                                     --------------------------------------------------------------------------
Statements of
Operations                                1995           1994            1993           1992           1991
-------------------                  ------------   ------------    ------------   ------------   -------------
Rental revenue...............        $ 17,533,914   $ 21,295,696    $ 24,228,119   $ 23,603,862   $ 24,067,446
Total revenue................          21,195,706     27,701,373      32,481,572     24,837,444     24,240,414
Gain (loss) on disposition
 of real estate..............           3,427,513      6,307,885       8,193,880        714,048     (1,667,056)
Income (loss) before
 extraordinary item..........           1,183,425      3,220,934       4,178,756     (3,917,231)    (9,057,704)
Extraordinary gain on
 extinguishment of debt, net            1,304,587        246,149               -         79,639      5,684,818
Net income (loss)............           2,488,012      3,467,083       4,178,756     (3,837,592)    (3,372,886)

Net income (loss) per limited
 partnership unit:
Income (loss) before
 extraordinary item                  $       4.89   $      13.27    $      17.20   $     (16.11)  $     (37.29)
Extraordinary gain on
 extinguishment of debt                      5.25           1.01               -            .33          23.39
                                      -----------    -----------     -----------    -----------    -----------

Net income (loss)............        $      10.14   $      14.28    $      17.20   $     (15.78)  $     (13.90)
                                      ===========    ===========     ===========    ===========    ===========

                                                                       As of December 31,
                                     --------------------------------------------------------------------------
Balance Sheets                           1995           1994            1993           1992             1991
--------------                       ------------   ------------    ------------   ------------   -------------

Real estate investments, net...      $ 39,098,068   $ 40,915,017    $ 52,304,839   $ 65,885,322   $ 75,552,691
Assets held for sale...........         3,164,323     12,724,693      11,421,936      7,484,189      1,626,350
Total assets...................        52,112,866     60,189,348      72,830,100     78,455,373     83,546,776
Mortgage notes payable, net....        59,160,426     68,152,522      79,867,507     90,732,765     94,217,264
Partners' deficit..............       (17,849,184)   (19,292,331)    (21,594,865)   (24,581,787)   (19,785,168)


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following properties were sold or foreclosed on by the lender.

        Property                                     Date Sold or Foreclosed
        -----------------------------                -----------------------
        Lamar Plaza                                  July 1995 - Sold
        Sundance Apartments                          June 1995 - Sold
        Fox Run Apartments                           December 1994 - Sold
        Village East Apartments                      November 1994 - Sold
        Cedar Mill Crossing Apartments               December 1993 - Sold
        Valley Fair Shopping Center                  May 1992 - Sold
        Tennessee Ridge Apartments                   October 1991 - Foreclosed
        Channingway Commercial Center                September 1991 - Foreclosed

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1995, the Partnership owned seven properties. All of the Partnership properties are subject to mortgage notes.

During 1995, the Partnership refinanced the mortgage notes on four properties and sold two properties. These refinancings and sales resulted in net cash proceeds to the Partnership of $5,194,651.

RESULTS OF OPERATIONS
---------------------

1995 compared to 1994

Revenue:

Total Partnership revenues decreased in 1995 by $6,505,667 or 23% as compared to the same period in 1994. Rental revenue decreased by $3,761,782 or 18% while interest income increased $91,507. In 1994 the Partnership incurred gains on involuntary conversion and disposition of real estate totalling $6,328,762, while in 1995 gains on legal settlement and disposition of real estate totaled $3,493,370.

Rental revenue for the year ended 1995 was $17,533,914 as compared to $21,295,696 in 1994. The decrease of $3,761,782 is due to the loss in rental revenue generated by Village East and Fox Run, which were sold in November and December of 1994 and Sundance and Lamar Plaza, which were sold in June and July of 1995. This decrease was partially offset by the increase in rental revenue at six of the Partnership's properties.

Interest income increased by $91,506 as compared to the same period in 1994. This increase is due to larger average cash balances being invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased by $4,468,158 for the year ended 1995 as compared to 1994 primarily due to the sale of Fox Run and Village East in 1994 and Sundance and Lamar Plaza in 1995. The effects from these transactions were declines of $1,596,275 for interest, $798,669 for depreciation, $222,028 for property taxes, $524,486 for personnel expenses, $350,785 for utilities, $543,305 for repair and maintenance, $204,565 for property management fees, and $261,979 for other operating expenses.

In addition to the sale of Fox Run, Village East, Sundance, and Lamar, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates increased by $22,025 or 16% due to an increase in the prime rate used to calculate interest expense on the advances.

General and administrative expenses decreased $64,728 or 39% in 1995 compared to 1994 due to a reduction in legal and consulting fees and tax preparation.

General and administrative - affiliate expenses decreased $61,078 or 12% for the year ended 1995 as compared to 1994. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs which is based on the number of properties owned.

1994 compared to 1993

Revenue:

Total Partnership revenues in 1994 decreased by $4,780,199 or 15% as compared to 1993. This decrease is due to the sale of Cedar Mill Crossing in 1993. Revenues also declined as a result of a reduction in the gain on disposition of real estate from $8,193,880 in 1993 to $6,307,885 in 1994. Rental revenue decreased by $2,932,423 while interest income increased by $17,342.

Rental revenue for 1994 was $21,295,696 as compared to $24,228,119 in 1993. The decrease is due to the sale of Cedar Mill Crossing, which reduced rental revenue by $3,471,915. This decline was partially offset by a $539,492 increase in rental revenue at the remaining properties due to increases in rental rates at six of the Partnership's properties.

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

General and administrative - affiliates decreased by $234,714 or 31% as compared to the same period last year due to an amendment to the Amended Partnership Agreement which eliminated the fixed portion of the MID effective July 1993. This decrease was partially offset by an increase in reimbursements to affiliates because of fewer partnerships over which overhead costs are allocated.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1995, the Partnership held cash and cash equivalents of $5,791,363, up $2,477,598 as compared to 1994.

The Partnership has experienced positive cash flow from operations of $7,061,543 for the three years ended December 31, 1995. During 1995 and 1993, the Partnership received net cash proceeds of $6,601,232 for the refinancing of Millwood Park, Buccaneer Village, Palisades at the Galleria and Plaza Westlake. The Partnership also sold six properties in the last three years and has received $7,876,885 in proceeds along with insurance proceeds of $40,441 from the 1994 fire at Brendon Way and $1,691,188 in advances and mortgage notes from affiliates. Over the last three years the Partnership has used cash to fund $6,127,461 in additions to real estate investments, $5,893,293 in principal payments, $1,007,138 for additions to deferred borrowing costs, $4,754,479 for the repayment of advances and mortgage notes from affiliates and $300,000 for the payment of the Contingent MID.

Cash provided from operating activities increased slightly in 1995 as compared to 1994. This increase can be attributed to the cash received from legal settlement and the increase in interest received. With the sale of four properties the past two years, the amount received from tenants has declined $3,727,847 while the amount of cash paid for all operating activities has also declined by $3,509,609.

The Partnership generated cash from operating activities of $2,103,456 in 1994 as compared to $2,834,505 in 1993. This decrease can be attributed to the increase in the amount paid to affiliates during 1994, which consisted of repayment of accrued interest and the fixed portion of the MID.

The Partnership continues to invest substantial sums into improvements at its properties. A total of 6.1 million of improvements have been added to the Partnership's properties over the past three years. An additional $1.35 million of improvements have been budgeted for 1996.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $1.35 million of capital improvements for 1996, to be funded from property operations and cash reserves.

At December 31, 1995, the Partnership held cash and cash equivalents of $5,791,363. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates using reserves to repay affiliate advances and a portion of the affiliate payables. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will be able to receive additional funds from the facility because no amount will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 was available from the facility. However, additional funds could become available as other partnerships repay borrowings. This commitment by the General Partner will terminate on September 6, 1996. The Partnership has borrowed $1,419,339 which will be repaid from available cash reserves of the Partnership. These borrowings are not due upon termination of the revolving credit facility.

Long-term liquidity:

The Partnership's working capital needs have been supported by advances from affiliates during the past several years. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occurring as funds became available; other advances were longer term in nature due to lack of funds for repayment. Additionally, the General Partner has allowed the Partnership to defer payment of MID and reimbursements until such time as the Partnership 's cash reserves allow payments. During 1995, the Partnership has begun to make repayments to the General Partner for advances and has paid some of the accrued MID. The Partnership will continue to make such payments as is allowed by cash reserves and cash flows of the Partnership.
However, the Partnership will not be able to repay the General Partner all payables outstanding in the foreseeable future. The General Partner will continue to defer the unpaid sums until the Partnership's cash reserves allow such payments.

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $6 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As an additional source of liquidity, the General Partner may attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. In this regard, the Partnership has placed Millwood Park on the market.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of Contingent MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three year period ended December 31, 1995, $124,401, $173,354, and $208,938, respectively, were allocated to the General Partner. The limited partners received allocations of net income of $2,363,611, $3,293,729 and $3,969,818 for the three year period ended December 31, 1995, respectively.

With the exception of the contingent MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $1,044,865 for the contingent MID has been accrued by the Partnership for the year ended December 31, 1995 for the General Partner.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      -------------------------------------------

                                                                         Page
                                                                        Number
INDEX TO FINANCIAL STATEMENTS                                           ------
-----------------------------

Financial Statements:

   Report of Independent Public Accountants...............                  15

   Balance Sheets at December 31, 1995 and 1994...........                  16

   Statements of Operations for each of the three years
      in the period ended December 31, 1995...............                  17

   Statements of Partners' Deficit for each of the three
      years in the period ended December 31, 1995.........                  18

   Statements of Cash Flows for each of the three years
     in the period ended December 31, 1995................                  19

   Notes to Financial Statements..........................                  21

   Financial Statement Schedule -
         Schedule III - Real Estate Investments and
         Accumulated Depreciation and Amortization........                  34





























All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XII, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XII, Ltd. (a California limited partnership) as of December 31, 1995 and 1994, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XII, Ltd. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 13, 1996

                        McNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS

                                                                                     December 31,
                                                                          --------------------------------
                                                                              1995                1994
                                                                          --------------------------------

ASSETS
------
Real estate investments:
   Land.....................................................              $  6,280,580        $  6,280,580
   Buildings and improvements...............................                73,318,763          71,739,632
                                                                           -----------         -----------
                                                                            79,599,343          78,020,212
   Less:  Accumulated depreciation and amortization.........               (40,501,275)        (37,105,195)
                                                                           -----------         -----------
                                                                            39,098,068          40,915,017

Assets held for sale........................................                 3,164,323          12,724,693

Cash and cash equivalents...................................                 5,791,363           3,313,765
Cash segregated for security deposits.......................                   316,665             303,436
Accounts receivable.........................................                   206,847             317,559
Prepaid expenses and other assets...........................                   149,212             258,668
Escrow deposits.............................................                 1,459,480             896,234
Deferred borrowing costs, net of accumulated
   amortization of $476,661 and $652,691 at
   December 31, 1995 and 1994, respectively.................                 1,926,908           1,459,976
                                                                           -----------         -----------
                                                                          $ 52,112,866        $ 60,189,348
                                                                           ===========         ===========
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................              $ 59,160,426        $ 68,152,522
Accounts payable............................................                    86,164             220,341
Accrued expenses............................................                   146,379             146,722
Accrued interest............................................                   411,489           1,680,833
Accrued property taxes......................................                   935,318             961,459
Advances from Southmark.....................................                    35,147              32,690
Advances from affiliates - General Partner..................                 1,474,968           1,814,115
Payable to affiliates - General Partner.....................                 7,196,483           5,926,684
Security deposits and deferred rental income................                   515,676             546,313
                                                                           -----------         -----------
                                                                            69,962,050          79,481,679
                                                                           -----------         -----------

Partners' deficit:
 Limited partners - 240,000 limited partnership units
  authorized;  229,980 and 230,594 limited partnership
  units issued and outstanding at December 31, 1995 and
  1994, respectively...............                                         (7,513,252)         (9,844,782)
   General Partner..........................................               (10,335,932)         (9,447,549)
                                                                           -----------         -----------
                                                                           (17,849,184)        (19,292,331)
                                                                           -----------         -----------
                                                                          $ 52,112,866        $ 60,189,348
                                                                           ===========         ===========







                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS


                                                              For the Years Ended December 31,
                                                     --------------------------------------------------
                                                         1995               1994               1993
                                                     ------------       ------------       ------------
Revenue:
   Rental revenue..........................          $ 17,533,914       $ 21,295,696       $ 24,228,119
   Interest................................               168,422             76,915             59,573
   Gain on disposition of real estate......             3,427,513          6,307,885          8,193,880
   Gain on involuntary conversion..........                     -             20,877                  -
   Gain on legal settlement................                65,857                  -                  -
                                                      -----------        -----------        -----------
     Total revenue.........................            21,195,706         27,701,373         32,481,572
                                                      -----------        -----------        -----------

Expenses:
   Interest................................             6,204,096          7,642,760          9,211,571
   Interest - affiliates...................               160,853            138,828            408,717
   Depreciation and amortization...........             4,019,174          4,619,944          4,816,282
   Property taxes..........................             1,222,545          1,515,606          2,052,574
   Personnel expenses......................             2,077,845          2,696,563          2,901,362
   Repairs and maintenance.................             2,321,887          2,956,539          3,020,635
   Property management fees -
     affiliates............................               877,423          1,067,967          1,207,684
   Utilities...............................             1,346,961          1,729,864          2,037,982
   Other property operating expenses.......             1,232,640          1,437,705          1,513,130
   General and administrative..............                99,149            163,877            387,379
   General and administrative -
     affiliates............................               449,708            510,786            745,500
                                                      -----------        -----------        -----------
     Total expenses........................            20,012,281         24,480,439         28,302,816
                                                      -----------        -----------        -----------

Income before extraordinary item...........             1,183,425          3,220,934          4,178,756
Extraordinary gain on extinguishment
   of debt, net............................             1,304,587            246,149                  -
                                                      -----------        -----------        -----------
Net income.................................          $  2,488,012       $  3,467,083       $  4,178,756
                                                      ===========        ===========        ===========

Net income allocable to limited
   partners................................          $  2,331,530       $  3,293,729       $  3,969,818
Net income allocable to General
    Partner................................               156,482            173,354            208,938
                                                      -----------        -----------        -----------
Net income.................................          $  2,488,012       $  3,467,083       $  4,178,756
                                                      ===========        ===========        ===========

Net income per limited partnership unit:
   Income before extraordinary item........          $       4.89       $      13.27       $      17.20
   Extraordinary gain on extinguishment
     of debt...............................                  5.25               1.01                  -
                                                      -----------        -----------        -----------
   Net income..............................          $      10.14       $      14.28       $      17.20
                                                      ===========        ===========        ===========









                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1995, 1994 and 1993


                                                                                                    Total
                                                        General                Limited              Partners'
                                                        Partner                Partners             Deficit
                                                    -------------           -------------         -------------
Balance at December 31, 1992..............          $ (7,473,458)           $(17,108,329)         $(24,581,787)

Net income................................               208,938               3,969,818             4,178,756

Contingent Management Incentive
   Distribution...........................            (1,191,834)                      -            (1,191,834)
                                                     -----------             -----------           -----------

Balance at December 31, 1993..............            (8,456,354)            (13,138,511)          (21,594,865)

Net income................................               173,354               3,293,729             3,467,083

Contingent Management Incentive
   Distribution...........................            (1,164,549)                      -            (1,164,549)
                                                     -----------             -----------           -----------

Balance at December 31, 1994..............            (9,447,549)             (9,844,782)          (19,292,331)

Net income................................               156,482               2,331,530             2,488,012

Contingent Management Incentive
   Distribution...........................            (1,044,865)                      -            (1,044,865)
                                                     -----------             -----------           -----------

Balance at December 31, 1995..............          $(10,335,932)           $ (7,513,252)         $(17,849,184)
                                                     ===========             ===========           ===========





















                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                      For the Years Ended December 31,
                                                             -------------------------------------------------
                                                                1995             1994                 1993
                                                             -----------      ------------         -----------
Cash flows from operating activities:
   Cash received from tenants.....................           $17,504,409      $ 21,232,256       $ 24,214,841
   Cash received from legal settlement............                65,857                 -                  -
   Cash paid to suppliers.........................            (7,827,222)       (8,698,900)        (9,274,750)
   Cash paid to affiliates........................            (1,102,197)       (1,809,129)        (1,199,948)
   Interest received..............................               168,422            76,915             59,573
   Interest paid..................................            (5,428,928)       (6,643,256)        (8,493,337)
   Interest paid to affiliates....................              (264,854)         (470,490)          (210,778)
   Property taxes paid............................              (991,905)       (1,583,940)        (2,261,096)
                                                              ----------       -----------         ----------
Net cash provided by operating activities.........             2,123,582         2,103,456          2,834,505
                                                              ----------       -----------         ----------

Cash flows from investing activities:
   Additions to real estate investments...........            (1,646,416)       (1,968,318)        (2,512,727)
   Net proceeds from disposition of
     real estate investments......................                45,000         2,791,434          5,040,451
   Insurance proceeds from fire...................                     -            40,441                  -
                                                              ----------       -----------         ----------
Net cash provided by (used in)
   investing activities...........................            (1,601,416)          863,557          2,527,724
                                                              ----------       -----------         ----------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable................................            (2,489,684)       (1,442,587)        (1,961,022)
   Reinstatement of mortgage principal
     due to note modification.....................                     -                 -            258,586
   Proceeds from refinancing of
     mortgage notes payable.......................             5,317,966                 -          1,283,267
   Deferred borrowing costs paid..................              (637,704)          (44,891)          (324,543)
   Mortgage loans from affiliate..................                     -                 -          1,556,670
   Repayment of mortgage loans from
     affiliate....................................                     -        (1,603,135)        (1,709,535)
   Advances from affiliates - General
     Partner......................................                     -             6,000            128,518
   Repayment of advances from
     affiliates - General Partner.................              (235,146)       (1,206,664)                 -
   Contingent Management Incentive
     Distribution.................................                     -          (300,000)                 -
                                                              ----------       -----------         ----------
Net cash provided by (used in) financing
   activities.....................................             1,955,432        (4,591,277)          (768,059)
                                                              ----------       -----------         ----------

Net increase (decrease) in cash and
     cash equivalents.............................             2,477,598        (1,624,264)         4,594,170

Cash and cash equivalents at
     beginning of year............................             3,313,765         4,938,029            343,859
                                                              ----------       -----------         ----------

Cash and cash equivalents at end of year..........           $ 5,791,363      $  3,313,765        $ 4,938,029
                                                              ==========       ===========         ==========



See discussion of noncash investing and financing activities in Notes 6 and 7.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                          For the Years Ended December 31,
                                                      -------------------------------------------------
                                                         1995               1994               1993
                                                      -----------       -----------         -----------

Net income.................................           $ 2,488,012       $ 3,467,083         $ 4,178,756
                                                       ----------        ----------          ----------
Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization...........             4,019,174          4,619,944          4,816,282
   Amortization of discounts on
     mortgage notes payable................               217,857            308,183            305,006
   Amortization of deferred
     borrowing costs.......................               170,772            226,604            257,640
   Net interest added to advances
     from Southmark........................                 2,457              2,035              1,750
   Net interest added to advances
     from affiliates - General Partner.....                27,726            131,727            197,939
   Gain on disposition of real estate......                     -         (6,307,885)        (8,193,880)
   Gain on involuntary conversion..........            (3,427,513)           (20,877)                 -
   Extraordinary gain on extinguish-
     ment of debt..........................            (1,304,587)          (246,149)                 -
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (13,229)            44,550            (26,685)
     Accounts receivable...................               110,712             64,178             60,079
     Prepaid expenses and other
       assets..............................               109,456             30,607             45,907
     Escrow deposits.......................              (563,246)           608,375            324,729
     Accounts payable......................              (134,177)          (427,528)            58,914
     Accrued expenses......................                  (343)            98,033            (47,486)
     Accrued interest......................               252,355               (705)           153,838
     Accrued property taxes................               (26,141)          (186,427)          (114,031)
     Payable to affiliates - General
       Partner.............................               224,934           (230,376)           753,236
     Security deposits and deferred
       rental income.......................               (30,637)           (77,916)            62,511
                                                       ----------         ----------         ----------

         Total adjustments.................              (364,430)        (1,363,627)        (1,344,251)
                                                       ----------         ----------         ----------

Net cash provided by operating
     activities............................           $ 2,123,582        $ 2,103,456        $ 2,834,505
                                                       ==========         ==========         ==========






                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1995

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1995, the Partnership owned seven income-producing properties. One of these properties is currently held for sale, as described in Note 4 - Real Estate Investments.

Basis of Presentation
---------------------

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Partnership's financial statements include the accounts of the following listed tier partnerships. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is either negative or immaterial.

                                                           % of Ownership Interest
   Tier Partnership                                  Partnership           General Partner
   ----------------                                  -----------           ---------------
   Limited Partnerships:
Buccaneer Fund XII, Ltd. (a)(c)                          100                     -
Castle Bluff Fund XII Associates, L.P. (b)                99                     1
Millwood Park Fund XII, Ltd. (a)(c)                      100                     -
Palisades Fund XII Associates, L.P. (a)(b)               100                     -
Plaza Westlake Fund XII, Ltd. (a)(c)                     100                     -

   General Partnerships:
Brendon Way Fund XII Associates (b)                       99                     1


(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in financial statements for years ended December 31, 1995, 1994 and 1993.

(c)  Included in financial statements for years ended December 31, 1995.

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

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement is effective for financial statements for fiscal years beginning after December 15, 1995. The Partnership has not adopted the principles of this statement within the accompanying financial statements; however, it is not anticipated that adoption will have a material effect on the carrying value of the Partnership's long-lived assets.

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

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include cash on hand and cash on deposit with financial institutions with original maturities of three months or less. Carrying amounts for cash and cash equivalents approximate fair value.

Escrow Deposits
---------------

The Partnership is required to maintain escrow accounts in accordance with the terms of various mortgage indebtedness agreements. These escrow accounts are controlled by the mortgagee and are used for payment of property taxes, hazard insurance, capital improvements and/or property replacements. Carrying amounts for escrow deposits approximate fair value.

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

The Partnership leases its commercial property under non-cancelable operating leases. Certain leases provide concessions and/or periods of escalating or free rent. Rental revenue is recognized on a straight-line basis over the term of the related leases. The excess of the rental revenue recognized over the contractual rental payments is recorded as accrued rent receivable and included in accounts receivable on the Balance Sheets.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1995, 1994 and 1993 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a) first, to the General Partner, an amount equal to the contingent portion of the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1995, 1994 or 1993. The Partnership accrued distributions of $1,044,865, $1,164,549 and $1,191,834 for the benefit of the General Partner for the years ended December 31, 1995, 1994 and 1993, respectively. These distributions are the contingent portion of the MID pursuant to the Amended Partnership Agreement.

Net Income Per Limited Partnership Unit
---------------------------------------

Net income per Unit is computed by dividing net income allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 229,980, 230,594 and 230,817 Units outstanding in 1995, 1994 and 1993.

Reclassifications
-----------------

Certain reclassifications have been made to prior period amounts to conform with the current year presentation.

NOTE 2 - TRANSACTIONS WITH AFFILIATES
-------------------------------------

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McNeil Real Estate Management, Inc. ("McREMI"), an affiliate of the General Partner, for providing property management services for the Partnership's residential and commercial properties and leasing services for its residential properties. McREMI may also choose to provide leasing services for the Partnership's commercial property, in which case McREMI will receive property management fees from the commercial property equal to 3% of the property's gross rental receipts plus leasing commissions based on the prevailing market rate for such services where the property is located.

The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs.

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to the net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminated the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Fixed MID was payable in Units unless the Entitlement Amount exceeded the amount necessary to pay the Contingent MID in which case, at the General Partner's option, the Fixed MID was paid in cash to the extent of such excess.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. No Units were issued in payment of the MID in 1995, 1994 or 1993.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of Contingent MID earned and the amount of Fixed MID payable in cash. Capital improvements are excluded from cash flow, as defined.

The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1995, 1994 or 1993 because the Entitlement Amount was sufficient to pay Contingent MID notwithstanding the amendment to the capitalization policy.

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

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                                For the Years Ended December 31,
                                                       ------------------------------------------------
                                                          1995               1994               1993
                                                       ----------        -----------        -----------
Property management fees - affiliates......           $   877,423        $ 1,067,967        $ 1,207,684
Charged to interest expense:
   Interest expense on affiliate
     loans and advances....................               160,853            138,828            408,717
Charged to general and
   administrative - affiliates:
   Partnership administration..............               449,708            510,786            592,477
   Fixed MID...............................                     -                  -            153,023
                                                       ----------         ----------         ----------
                                                      $ 1,487,984        $ 1,717,581        $ 2,361,901
                                                       ==========         ==========         ==========

Charged to General Partner's deficit:
   Contingent MID                                     $ 1,044,865        $ 1,164,549        $ 1,191,834
                                                       ==========         ==========         ==========


Payable to affiliates - General Partner at December 31, 1995 and 1994 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. The General Partner has waived the collection terms of the MID and reimbursements until the Partnership has an adequate level of cash reserves.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. As discussed below, the Partnership received advances under the revolving credit facility to fund additions to the Partnership's real estate investment and costs incurred in connection with the refinancing of the Partnership's mortgage notes payable. There is no assurance that the Partnership will receive any additional funds under the facility because no amounts will be reserved for any particular partnership. As of December 31, 1995, $2,662,819 remained available for borrowing under the facility; however, additional funds could become available as other partnerships repay existing borrowings. This commitment will terminate on September 6, 1996. The Partnership has borrowed $1,419,339 which will be repaid from available cash reserves of the Partnership. These borrowings are not due upon termination of the revolving credit facility.

The total advances from affiliates at December 31, 1995 and 1994 consist of the following:

                                                                        1995             1994
                                                                    ------------      -----------
         Advances from General Partner- revolving
           credit facility                                           $ 1,419,339      $ 1,654,485
         Advances purchased by General Partner                            27,903           27,903
         Accrued interest payable                                         27,726          131,727
                                                                      ----------       ----------
                                                                     $ 1,474,968      $ 1,814,115
                                                                      ==========       ==========

The advances are unsecured, due on demand and accrue interest at the prime lending rate of the Bank of America plus 1%. The prime lending rate was 8.5% at December 31, 1995 and 1994.

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

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $1,939,981 in 1995, $8,345,846 in 1994 and $12,981,815 in 1993.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1995 and 1994 are set forth in the following tables:

                                                                         Accumulated
                                                     Buildings and       Depreciation           Net Book
       1995 (a)                       Land           Improvements      and Amortization          Value
       --------                   -----------        -------------     ----------------      ------------
Brendon Way
   Indianapolis, IN               $ 1,067,661         $ 20,754,167      $ (11,558,721)       $ 10,263,107
Buccaneer Village
   Denver, CO                         996,813            8,770,558         (5,149,204)          4,618,167
Castle Bluff
   Kentwood, MI                       239,839            5,180,700         (2,974,727)          2,445,812
Channingway
   Columbus, OH                     1,544,716           18,036,789         (9,631,879)          9,949,626
Palisades at the Galleria
   Atlanta, GA                        975,967           14,101,466         (7,629,419)          7,448,014
Plaza Westlake
   Glendale Heights, IL             1,455,584            6,475,083         (3,557,325)          4,373,342
                                   ----------          -----------       ------------         -----------
                                  $ 6,280,580         $ 73,318,763      $ (40,501,275)       $ 39,098,068
                                   ==========          ===========       ============         ===========

                                                                         Accumulated
                                                     Buildings and       Depreciation           Net Book
       1994 (a)                       Land           Improvements      and Amortization           Value
       --------                   -----------        -------------     ----------------      ------------

Brendon Way                       $ 1,067,661         $ 20,298,094      $ (10,588,352)       $ 10,777,403
Buccaneer Village                     996,813            8,615,740         (4,792,446)          4,820,107
Castle Bluff                          239,839            5,082,220         (2,755,779)          2,566,280
Channingway                         1,544,716           17,664,080         (8,838,364)         10,370,432
Palisades at the Galleria             975,967           13,866,792         (6,873,775)          7,968,984
Plaza Westlake                      1,455,584            6,212,706         (3,256,479)          4,411,811
                                   ----------          -----------       ------------         -----------
                                  $ 6,280,580         $ 71,739,632      $ (37,105,195)       $ 40,915,017
                                   ==========          ===========       ============         ===========

(a) During 1994, management placed Millwood Park on the market for sale. Therefore, at December 31, 1995 and 1994, Millwood Park is recorded as an asset held for sale.

The Partnership leases its commercial property under various non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1995, are as follows:



           1996....................................              $  743,000
           1997....................................                 684,000
           1998....................................                 462,000
           1999....................................                 361,000
           2000....................................                  47,000
           Thereafter..............................                       -
                                                                  ---------
               Total...............................              $2,297,000
                                                                  =========

Future minimum rents do not include contingent rents or operating expense reimbursements. Contingent rents and operating expense reimbursements amounted to $191,814 in 1995, $251,475 in 1994 and $340,026 in 1993, and are included in rental income on the Statements of Operations.

The  Partnership's   properties  are  encumbered  by  mortgage  indebtedness  as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth mortgage notes payable of the Partnership at December 31, 1995 and 1994. All mortgage notes are secured by real estate investments or the assets held for sale.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                          December 31,
Property                 Position (a)      Rates %     Maturity Date (l)            1995                1994
--------                 ------------     --------     -----------------         ------------       ------------
Brendon Way              First                8.00       $133,911     05/24      $ 18,002,757       $ 18,162,469
                                                                                  -----------        -----------

Buccaneer
   Village               First (b)            8.10         40,741     10/02         5,496,384                  -
                         First                9.50         28,853     04/07                 -          2,508,392
                         Second              10.75          9,335     07/95                 -            988,077
                         Interest in net
                           profits (d)                                                      -          2,688,068
                         Discount (c)                                                       -           (386,967)
                                                                                  -----------        -----------
                                                                                    5,496,384          5,797,570
                                                                                  -----------        -----------

Castle Bluff             First                9.25         36,926     12/24         4,459,417          4,488,555
                                                                                  -----------        -----------

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                          December 31,
Property                 Position (a)      Rates %     Maturity Date (l)            1995                1994
--------                 ------------     --------     -----------------         ------------       ------------
Channingway(k)           First            Variable (e) Variable (e)   08/98      $ 12,988,079       $ 13,181,124
                                                                                  -----------        -----------

Lamar Plaza              Wrap (f)              (f)            (f)     07/95                 -          3,980,606
                         Discount (c)                                                       -            (85,273)
                                                                                  -----------        -----------
                                                                                            -          3,895,333
                                                                                  -----------        -----------

Millwood Park            First (g)            8.10         29,500     10/02         3,982,499                  -
                         First                8.50         30,671     09/04                 -          2,579,310
                         Second              10.00          6,115     07/95                 -            733,856
                         Discount (c)                                                       -           (372,176)
                                                                                  -----------        -----------
                                                                                    3,982,499          2,940,990
                                                                                  -----------        -----------

Palisades at the
Galleria                 First (h)            8.08         78,371     10/02        10,593,002                  -
                         First            Variable       Variable     10/95                 -          8,392,910
                                                                                  -----------        -----------
                                                                                   10,593,002          8,392,910
                                                                                  -----------        -----------

Plaza Westlake           First (i)            9.50         37,285     01/00         3,638,288                  -
                         First                9.50         44,548     03/95                 -          3,383,827
                         Discount (c)                                                       -            (28,519)
                                                                                  -----------        -----------
                                                                                    3,638,288          3,355,308
                                                                                  -----------        -----------

Sundance                 Wrap (j)              (j)            (j)     07/95                 -          7,780,557
                         Interest in
                           profits            7.43                                          -            196,569
                         Discount (c)                                                       -            (38,863)
                                                                                  -----------        -----------
                                                                                            -          7,938,263
                                                                                  -----------        -----------
                                                                                 $ 59,160,426       $ 68,152,522
                                                                                  ===========        ===========

(a)  The debt, except for Plaza Westlake, is non-recourse to the Partnership.

(b) On October 20, 1995, the Partnership refinanced the mortgage note payable on Buccaneer Village. See Note 7.

(c)  Discounts were based on effective interest rates of 11% to 14%.

(d) On February 6, 1995, the Partnership paid off the interest in net profits on Buccaneer Village for a discounted amount of $1,750,000. The Partnership recognized a gain on early extinguishment of debt of $1,838,192.

(e) Interest on the Channingway mortgage note is adjusted annually to 2.75% over the one year Treasury bill weekly average rate with a ceiling of 15% and a floor of 7.25%. The interest rate at December 31, 1995 and 1994 was 8.5% and 7.875%, respectively.

(f) The wrap mortgage note on Lamar Plaza consisted of two separate principal portions - equity and junior. The mortgage note required principal and interest payments of $32,672 on the equity portion based on a 10.75% interest rate. The junior portion bore interest at 7.43%. Payments on the junior portion would be made only when the amount of net cash flow was in excess of payments made on the equity portion as calculated on a quarterly basis. On July 27, 1995, Lamar Plaza was sold. See Note 6.

(g) On October 31, 1995, the Partnership refinanced the mortgage note payable on Millwood Park. See Note 7.

(h) On October 13, 1995, the Partnership refinanced the mortgage note payable on Palisades at the Galleria. See Note 7.

(i) On March 24, 1995, the Partnership refinanced the mortgage note payable on Plaza Westlake. See Note 7.

(j) The wrap mortgage note on Sundance consisted of three separate principal portions - wrap, equity and junior. The mortgage note required principal and interest payments of $63,408 on the wrap portion based on an interest rate of 10.375% and interest only payments of $11,837 on the equity portion based on an interest rate of 10.75%. Payments on the junior portion would be made only when the amount of net cash flow was in excess of payments made on the wrap and equity portion as calculated on a quarterly basis. The junior portion bore interest of 7.43%. The modified balance of the note included $172,430 of accrued and unpaid interest at the date of modification. On June 19, 1995, the Partnership sold Sundance and all mortgage debt was relieved. See Note 6.

(k) The mortgage encumbering one of the Partnership's properties, Channingway, contains provisions which may give the lenders the right to accelerate the mortgage debt as a result of the September 1991 restructuring of the Partnership. The General Partner has requested that the lender waive its right to accelerate the mortgage debt. The lender may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt which approximated $13 million at December 31, 1995. In such event, the Partnership will arrange alternative sources of mortgage financing. However, such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided for by the current mortgage. Furthermore, if alternative financing cannot be obtained, the lender could foreclose on the property securing the mortgage.
     Management believes the likelihood of this outcome is remote and accordingly has not reflected this balance as currently due.

(l)  Balloon payments on the mortgage notes are due as follows:

           Property                      Balloon Payment          Date
           --------                      ---------------          ----
         Channingway                       $12,293,000            08/98
         Plaza Westlake                      3,145,640            01/00
         Buccaneer Village                   5,099,378            10/02
         Millwood Park                       3,696,959            10/02
         Palisades at the Galleria           9,825,319            10/02

Principal maturities of the mortgage notes payable are as follows:

                                                      Real Estate        Asset Held
                                                      Investments         For Sale
                                                      -----------        ----------
         1996....................................     $   635,643        $   32,614
         1997....................................         692,824            35,356
         1998....................................      13,096,545            38,329
         1999....................................         566,433            41,551
         2000....................................       3,636,362            45,045
         Thereafter..............................      36,550,120         3,789,604
                                                       ----------         ---------
          Total                                       $55,177,927        $3,982,499
                                                       ==========         =========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $58,903,000 as of December 31, 1995.

NOTE 6 - SALES AND DISPOSITIONS OF PROPERTIES
---------------------------------------------

On July 27, 1995, the Partnership sold its investment in Lamar Plaza to an unaffiliated buyer for assumption of the first and second liens by the purchaser. The gain on disposition is detailed below:

                                                                 Gain on Sale
                                                                 -------------

Mortgage and accrued interest assumed by
   purchaser.........................................            $ 4,195,215
Basis of real estate sold............................             (3,030,994)
                                                                  ----------

Gain on disposition of real estate...................            $ 1,164,221
                                                                  ==========

On June 19, 1995 the Partnership sold its investment in Sundance to an unaffiliated buyer for a cash sales price of $45,000 and assumption of the first, second and third liens by the purchaser. Cash proceeds and the gain on disposition are detailed below.

                                                            Gain on Sale   Cash Proceeds
                                                            ------------   -------------
Sales price..........................................       $    45,000      $ 45,000
Mortgages and accrued interest assumed by
   purchaser.........................................         8,191,859
Basis of real estate sold............................        (5,973,567)
                                                             ----------

Gain on disposition of real estate...................       $ 2,263,292
                                                             ==========

                                                                              -------
Net cash proceeds....................................                        $ 45,000
                                                                              =======

Also related to the sale of Sundance, the Partnership recognized a $268,433 gain on early extinguishment of debt related to the interest in net profits portion of the debt.

On December 19, 1994, the Partnership sold its investment in Fox Run to an unrelated third party for a cash sales price of $54,947 and assumption of the first and second liens by the purchaser. Cash proceeds and the gain on disposition are detailed below.

                                                           Gain on Sale    Cash Proceeds
                                                           ------------    -------------
Sales price..........................................       $    54,947     $  54,947
Mortgages and accrued interest assumed by
   purchaser.........................................         5,345,732
Basis of real estate sold............................        (4,087,990)
                                                             ----------

Gain on disposition of real estate...................       $ 1,312,689
                                                             ==========

Credit for security deposit liability................                         (27,438)
                                                                              -------
Net cash proceeds....................................                        $ 27,509
                                                                              =======

Also related to the sale of Fox Run Apartments, the Partnership recognized a $246,149 gain on early extinguishment of debt related to the interest in net profits portion of the debt.

On November 18, 1994, the Partnership sold its investment in Village East to an unaffiliated buyer for a sales price of $8,625,000. Cash proceeds from this transaction and the gain on sale of Village East are detailed below.

                                                                Gain on Sale   Cash Proceeds
                                                                -------------  -------------
Sales price..........................................            $ 8,625,000    $  8,625,000
Selling costs........................................               (301,919)       (301,919)
Prorations...........................................                      -        (216,806)
Basis of real estate sold............................             (3,327,885)              -
                                                                  ----------
Gain on sale.........................................            $ 4,995,196               -
                                                                  ==========     -----------
Proceeds from sale of real estate investment.........                              8,106,275
Retirement of mortgage note assumed..................                             (5,342,350)
                                                                                 -----------
Net cash proceeds....................................                           $  2,763,925
                                                                                 ===========


On December 29, 1993, the Partnership sold its investment in Cedar Mill Crossing to an unaffiliated buyer for a cash sales price of $15,700,000. Cash proceeds from this transaction and the gain on sale of Cedar Mill Crossing are detailed below.

                                                                  Gain on Sale  Cash Proceeds
                                                                  ------------  -------------
Sales price..........................................             $15,700,000   $ 15,700,000
Selling costs........................................                (327,552)      (327,552)
Prorations...........................................                       -        130,435
Basis of real estate sold............................              (7,377,281)             -
                                                                   ----------
Gain on sale.........................................             $ 7,995,167
                                                                   ==========    -----------
Proceeds from sale of real estate investment.........                             15,502,883
Retirement of mortgage note assumed..................                            (10,751,095)
                                                                                 -----------
Net cash proceeds....................................                           $  4,751,788
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

                                                                  Gain on Sale  Cash Proceeds
                                                                  ------------  -------------
Sales price..........................................             $   310,000   $    310,000
Selling costs........................................                 (21,337)       (21,337)
Basis of real estate sold............................                 (89,950)             -
                                                                   ----------
Gain on sale.........................................             $   198,713
                                                                   ==========    -----------
Net cash proceeds....................................                           $    288,663
                                                                                 ===========

NOTE 7 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On October 31, 1995, the Partnership refinanced the mortgage note payable on Millwood Park. The new loan bears an interest rate of 8.1%, requires monthly principal and interest payments of $29,500, and will mature October 31, 2002. Following is a summary of the transaction:


         New loan proceeds.........................              $ 3,982,500
         Existing debt retired.....................               (3,172,754)
                                                                  ----------
         Cash proceeds from refinancing............              $   809,746
                                                                  ==========


The Partnership deposited $460,348 into property tax and deferred maintenance escrows and incurred costs of $112,810 relating to the refinancing. Also relating to the refinancing, the Partnership recognized a $333,080 loss on early extinguishment of debt due to the unamortized mortgage discount related to the retired mortgage.

On October 20, 1995, the Partnership refinanced the mortgage note payable on Buccaneer Village. The new loan bears an interest rate of 8.1%, requires monthly principal and interest payments of $40,741, and will mature October 24, 2002. Following is a summary of the transaction:


         New loan proceeds.........................               $ 5,500,000
         Existing debt retired.....................                (3,398,218)
         Prepayment penalty........................                  (113,650)
                                                                   ----------
         Cash proceeds from refinancing............               $ 1,988,132
                                                                   ==========

The Partnership deposited $149,217 into property tax and deferred maintenance escrows and incurred loan costs of $149,892 relating to the refinancing. Also relating to the refinancing, the Partnership recognized a $468,958 loss on early extinguishment of debt due to the unamortized mortgage discount and prepayment penalties related to the retired mortgage.

On October 13, 1995, the Partnership refinanced the mortgage note payable on Palisades at the Galleria. The new loan bears an interest rate of 8.08%, requires monthly principal and interest payments of $78,371 and will mature October 16, 2002. Following is a summary of the transaction:


         New loan proceeds.........................               $10,600,000
         Existing debt retired.....................                (8,413,974)
                                                                   ----------
         Cash proceeds from refinancing............               $ 2,186,026
                                                                   ==========

The Partnership deposited $290,726 into property tax, insurance and deferred maintenance escrows and incurred loan costs of $242,099 relating to the refinancing.

On March 24, 1995, the Partnership refinanced the mortgage note payable on Plaza Westlake. The new loan bears an interest rate of 9.5%, requires monthly principal and interest payments of $37,285, and will mature January 31, 2000. Following is a summary of the transaction:


         New loan proceeds.........................              $ 4,000,000
         Capital improvement account...............                 (300,000)
         Existing debt retired.....................               (3,365,938)
                                                                  ----------
         Cash proceeds from refinancing............              $   334,062
                                                                  ==========

In addition, the Partnership incurred loan costs of $132,903 relating to the refinancing.

On February 6, 1995, the Partnership paid off the interest in net profits on Buccaneer Village for retirement of $3,588,192 of debt and accrued interest. The debt was retired at a discounted payoff of $1,750,000, which resulted in an extraordinary gain on extinguishment of debt of $1,838,192.

During 1993, the Partnership received additional proceeds of $1,283,267 that were withheld at the time of the November 1992 refinancing of the mortgage note on Palisades at the Galleria.

On June 30, 1993, the Partnership modified the terms of the mortgage note payable on Brendon Way by increasing the principal balance of the note by $258,568 to $18,368,000. The modification also reduced the interest rate from 10.50% to 8.00% and monthly payments from $164,969 to $133,911.

NOTE 8 - GAIN ON INVOLUNTARY CONVERSION
---------------------------------------

On May 25, 1994, one unit at Brendon Way Apartments was destroyed by fire causing $49,621 in damages. The Partnership has received $40,441 in insurance reimbursements as of December 31, 1995, to cover the cost to repair this unit. Insurance reimbursements received in excess of the basis of the property damaged were recorded as a $20,877 gain on involuntary conversion.

NOTE 9 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor is any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business except for the following:

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

NOTE 10 - GAIN ON LEGAL SETTLEMENT
----------------------------------

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark Corporation ("Southmark"), an affiliate of a previous general partner, for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995 was issued by the Bankruptcy Court. In accordance with the Order, in May 1995 the Partnership received in full satisfaction of its claims, $49,818 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $16,039, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $65,857.

NOTE 11 - SUBSEQUENT EVENT
--------------------------

On February 23, 1996, the Partnership was awarded $499,000 as payment for condemnation of 6.45 acres at Palisades at the Galleria by Cobb County, Georgia. The county required the right-of-way to this property for highway construction. The condemnation of this parcel will not materially affect the operations of the property. The $499,000 is being held in escrow by the mortgagee pending completion of construction. Upon receipt of the $499,000, the Partnership will recognize a gain of approximately $298,000.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                                                                   Cumulative          Costs
                                                      Initial Cost (b)             Write-down        Capitalized
                             Related (b)                        Buildings and      and Permanent     Subsequent
Description                  Encumbrances          Land         Improvements       Impairment      To Acquisition
-----------                  ------------          ----         -------------      -------------   --------------
Apartments:
Brendon Way
   Indianapolis, IN           $18,002,757       $ 1,067,661       $17,490,677       $        -       $ 3,263,490

Buccaneer Village
   Denver, CO                   5,496,384           996,813         8,058,534                -           712,024

Castle Bluff
   Kentwood, MI                 4,459,417           239,839         4,650,535                -           530,165

Channingway
   Columbus, OH                12,988,079         1,544,716        16,438,004                -         1,598,785

Palisades at the
   Galleria
   Atlanta, GA                 10,593,002           975,967        10,920,268                -         3,181,198

Plaza Westlake
   Glendale Heights, IL         3,638,288         1,635,485         6,222,137         (746,424)          819,469
                               ----------        ----------        ----------         --------        ----------

                              $55,177,927       $ 6,460,481       $63,780,155        $(746,424)      $10,105,131
                               ==========        ==========        ==========         ========        ==========

Asset Held for Sale:

Millwood Park
   Kansas City, MO            $ 3,982,499
                               ==========


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition.




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995

                                            Gross Amount at
                                     Which Carried at Close of Period                   Accumulated
                                                   Buildings and                        Depreciation
Description                          Land          Improvements          Total (a)     and Amortization
-----------                          ----          -------------         ---------     ----------------
Apartments:
Brendon Way
   Indianapolis, IN              $ 1,067,661        $20,754,167        $21,821,828      $(11,558,721)

Buccaneer Village
   Denver, CO                        996,813          8,770,558          9,767,371        (5,149,204)

Castle Bluff
   Kentwood, MI                      239,839          5,180,700          5,420,539        (2,974,727)

Channingway
   Columbus, OH                    1,544,716         18,036,789         19,581,505        (9,631,879)

Palisades at the
   Galleria
   Atlanta, GA                       975,967         14,101,466         15,077,433        (7,629,419)

Plaza Westlake
   Glendale Heights, IL            1,455,584          6,475,083          7,930,667        (3,557,325)
                                  ----------         ----------         ----------       -----------
                                 $ 6,280,580        $73,318,763        $79,599,343      $(40,501,275)
                                  ==========         ==========         ==========       ===========

Asset Held for Sale:

Millwood Park
   Kansas City, MO               $       (c)        $       (c)        $ 3,164,323      $         (c)
                                  ==========         ==========         ==========       ============



(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 15-25 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $96,560,742 and accumulated depreciation was $76,179,570 December 31, 1995.

(c) Asset held for sale is stated at the lower of cost or net realizable value. Historical cost net of accumulated depreciation and cumulative write-downs become the new cost basis when the asset is classified as "Held for Sale."

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1995



                                 Date of                    Date                 Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartments:
Brendon Way
   Indianapolis, IN             1968/73                     01/82                   3-25

Buccaneer Village
   Denver, CO                   1970                        02/82                   3-25

Castle Bluff
   Kentwood, MI                 1976/77                     01/82                   3-25

Channingway
   Columbus, OH                 1970/75                     12/82                   3-25

Palisades at the
   Galleria
   Atlanta, GA                  1973                        07/82                   3-25

Plaza Westlake
   Glendale Heights, IL         1980                        03/82                   3-25

Asset Held for Sale:

Millwood Park
   Kansas City, MO              1973                        01/82












                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:


                                                               For the Years Ended December 31,
                                                      --------------------------------------------------
                                                         1995               1994               1993
                                                      -----------       ------------       -------------
Real Estate Investments:
------------------------
Balance at beginning of year...............          $ 78,020,212       $ 96,194,009       $114,069,986

Improvements...............................             1,579,131          1,869,162          2,010,640

Reclassification to assets held for sale...                     -         (4,916,139)       (19,796,667)

Dispositions of real estate................                     -        (15,084,622)           (89,950)

Replacement of assets......................                     -            (42,198)                 -
                                                      -----------        -----------        -----------

Balance at end of year.....................          $ 79,599,343       $ 78,020,212       $ 96,194,009
                                                      ===========        ===========        ===========

Accumulated Depreciation and Amortization:
------------------------------------------

Balance at beginning of year...............          $ 37,105,195       $ 43,889,170       $ 48,184,664

Depreciation...............................             3,396,080          3,683,991          3,647,465

Reclassification to assets held for sale...                     -         (2,776,585)        (7,942,959)

Dispositions of real estate................                     -         (7,668,747)                 -

Replacement of assets......................                     -            (22,634)                 -
                                                      -----------        -----------        -----------

Balance at end of year.....................          $ 40,501,275       $ 37,105,195       $ 43,889,170
                                                      ===========        ===========        ===========

Assets Held for Sale:
---------------------

Balance at beginning of year...............          $ 12,724,693       $ 11,421,936       $  7,434,149

Reclassification to assets held for sale...                     -          2,139,554         11,853,708

Improvements...............................                67,285             99,156            502,087

Depreciation...............................              (623,094)          (935,953)        (1,168,817)

Sale ......................................            (9,004,561)                 -         (7,199,191)
                                                      -----------        -----------        -----------

Balance at end of year.....................          $  3,164,323       $ 12,724,693       $ 11,421,936
                                                      ===========        ===========        ===========

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------    -----------------------------------------------------------
           AND FINANCIAL DISCLOSURE
           ------------------------

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------      --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              75       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board  and   Director  of  McNeil   Real
Board and Director                      Estate   Management,   Inc.   ("McREMI")
                                        which  is  an  affiliate  of the General
                                        Partner.  He  has   held  the  foregoing
                                        positions  since   the formation of such
                                        entity  in  1990.  Mr.  McNeil  received
                                        his    B.A.   degree    from    Stanford
                                        University in 1942 and his L.L.B. degree
                                        from  Stanford  Law  School in 1948.  He
                                        is a  member  of  the   State   Bar   of
                                        California  and  has   been  involved in
                                        real  estate  financing  since the  late
                                        1940's  and in real estate acquisitions,
                                        syndications   and   dispositions  since
                                        1960. From 1986 until active  operations
                                        of McREMI  and  McNeil  Partners,   L.P.
                                        began in February 1991,  Mr.  McNeil was
                                        a  private  investor.  Mr.  McNeil  is a
                                        member  of  the  International  Board of
                                        Directors  of the Salk  Institute, which
                                        promotes  research  in   improvements in
                                        health care.

Carole J. McNeil               52       Mrs.   McNeil   is   Co-Chairman,   with
Co-Chairman of the                      husband   Robert  A.  McNeil,  of McNeil
Board                                   Investors,   Inc.   Mrs.   McNeil    has
                                        twenty years of real estate  experience,
                                        most  recently  as  a  private  investor
                                        from   1986  to   1993.   In  1982,  she
                                        founded Ivory & Associates, a commercial
                                        real  estate   brokerage   firm  in  San
                                        Francisco,  CA. Prior to that, she was a
                                        commercial  real estate  associate  with
                                        the  Madison  Company  and,  earlier,  a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow  officers and real estate  agents
                                        needing  college  credits to qualify for
                                        brokerage  licenses.  She  began in real
                                        estate as Manager and Marketing Director
                                        of Title  Insurance  and  Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International  Board of Directors of the
                                        Salk Institute.


                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Donald K. Reed,                50       Mr. Reed is President,  Chief  Executive
Director, President,                    Officer  and  Director  of  McREMI which
and Chief Executive                     is an affiliate of the General  Partner.
Officer                                 Prior to joining  McREMI in March  1993,
                                        Mr. Reed was President, Chief  Operating
                                        Officer   and   Director  of  Duddlesten
                                        Management  Corporation  and  Duddlesten
                                        Realty      Advisors,     Inc.,     with
                                        responsibility      for    a  management
                                        portfolio     of     office,     retail,
                                        multi-family and mixed-use land projects
                                        representing  $2 billion in asset value.
                                        He was  also  Chief  Operating  Officer,
                                        Director  and  member  of the  Executive
                                        Committee of all Duddlesten  affiliates.
                                        Mr.  Reed  started  with the  Duddlesten
                                        companies  in 1976 and  served as Senior
                                        Vice   President  and  Chief   Financial
                                        Officer and as Executive  Vice President
                                        and   Chief    Operating    Officer   of
                                        Duddlesten Management Corporation before
                                        his  promotion to President in 1982.  He
                                        was   President   and  Chief   Operating
                                        Officer of Duddlesten  Realty  Advisors,
                                        Inc.,  which  has been  engaged  in real
                                        estate   acquisitions,   marketing   and
                                        dispositions,  since  its  formation  in
                                        1989.

Ron K. Taylor                  38       Mr.  Taylor  is a Senior  Vice President
Vice President                          of  McREMI and has been in this capacity
                                        since McREMI commenced active operations
                                        in 1991. He also serves as Acting  Chief
                                        Financial  Officer  of McREMI  since the
                                        resignation   of   Robert  C. Irvine  on
                                        January 31,   1996.    Mr.   Taylor   is
                                        primarily    responsible    for    Asset
                                        Management    functions    at    McREMI,
                                        including    property      dispositions,
                                        commercial  leasing, real estate finance
                                        and  portfolio   management.   Prior  to
                                        joining  McREMI,  Mr. Taylor  served  as
                                        an  Executive   Vice   President  for  a
                                        national syndication/property management
                                        company.   Mr. Taylor has been  involved
                                        in the real  estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1995, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1995. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner, collectively, own 1,552 Units, which is less than 1% of the outstanding Units.

(C)      Change in control.

         None.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------     ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The maximum MID percentage decreases subsequent to 1999. The tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. Prior to July 1, 1993, the MID consisted of two components: (i) the fixed portion which was payable without respect to net income of the Partnership and was equal to 25% of the maximum MID (the "Fixed MID") and (ii) a contingent portion which was payable only to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income (the "Entitlement Amount") and was equal to up to 75% of the maximum MID (the "Contingent MID").

Effective July 1, 1993, the General Partner amended the Amended Partnership Agreement as a settlement to a class action complaint. This amendment eliminated the Fixed MID portion and makes the entire MID payable to the extent of the Entitlement Amount. In all other respects, the calculation and payment of the MID remain the same.

Contingent MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1995, the Partnership paid or accrued for the General Partner Contingent MID in the amount of $1,044,865.

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

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1995, the Partnership paid or accrued $1,327,131 in property management fees and reimbursements.

A revolving credit facility has been established by the General Partner for the benefit of the Partnership. The credit facility may not exceed $5,000,000 in the aggregate and is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. For the year ended December 31, 1995, no funds were borrowed from this facility.

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

           10.7            Property  Management   Agreement,  dated September 6,
                           1991,  between  McNeil Real Estate Fund XII, Ltd. and
                           McNeil Real Estate Management, Inc.(2)

           10.8            Property  Management  Agreement,  dated  September 6,
                           1991, between   Brendon   Way Fund XII Associates and
                           McNeil Real Estate Management, Inc.(2)


           Exhibit
           Number          Description
           -------         -----------

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

           10.16           Second   Modification  of Deed of Trust  Note,  dated
                           June 30,  1993,  between American Mortgages, Inc. and
                           Brendon Way XII Associates. (4)

           10.17           Mortgage  Note,  dated March 24, 1995,  between Plaza
                           Westlake Fund XII, Ltd. and Bank One.

           10.18           Promissory   Note,    dated    October    13,   1995,
                           between   Palisades  Fund  XII Associates,  L.P.  and
                           Fleet Real Estate Capital, Inc.

           10.19           Mortgage Note,  dated   October 20,   1995,   between
                           Buccaneer  Village   Fund   XII, Ltd. and  Fleet Real
                           Estate Capital, Inc.

           10.20           Mortgage Note,  dated  October 31,   1995,    between
                           Millwood Park  Fund XII,   Ltd. and Fleet Real Estate
                           Capital, Inc.

           11.             Statement   regarding  computation  of Net Income per
                           limited  partnership  unit (see Note  1  to Financial
                           Statements)


           Exhibit
           Number          Description
           -------         -----------

           22.             Following   is   a   list   of    subsidiaries of the
                           Partnership:


                                                                                Names Under
                                                          Jurisdiction          Which It Is
                            Name of Subsidiary            Incorporation        Doing Business
                            ------------------            -------------        --------------

                            Brendon Way Fund XII             Indiana                None
                              Associates

                            Buccaneer Fund XII, Ltd.         Texas                  None

                            Castle Bluff Fund XII            Georgia                None
                             Associates

                            Millwood Park Fund               Texas                  None
                             Fund XII, Ltd.


                            Palisades Fund XII               Texas                  None
                             Associates, L.P.

                            Plaza Westlake Fund              Texas                  None
                             XII, Ltd.


         (1)                Incorporated  by   reference  to  the Annual  Report
                            of McNeil  Real Estate  Fund  XII,  Ltd. (File   No.
                            0-10743), on Form 10-K for the period ended December
                            31, 1990, as filed with the Securities  and Exchange
                            Commission on March 29, 1991.

         (2)                Incorporated  by  reference  to the   Annual  Report
                            of McNeil  Real Estate   Fund   XII,  Ltd. (File No.
                            0-10743),  on   Form   10-K  for  the  period  ended
                            December  31, 1991, as filed with the Securities and
                            Exchange Commission on March 29, 1992.

         (3)                Incorporated by  reference  to the Annual  Report of
                            McNeil  Real   Estate   Fund   XII,   Ltd. (File No.
                            0-10743),  on   Form  10-K  for  the  period   ended
                            December 31, 1992, as filed with the Securities  and
                            Exchange Commission on March 30, 1993.

         (4)                Incorporated  by  reference  to   the Annual  Report
                            of McNeil  Real   Estate   Fund  XII, Ltd. (File No.
                            0-10743),  on Form  10-K   for   the   period  ended
                            December 31, 1993, as filed with the Securities  and
                            Exchange Commission on March 30, 1994.

    The Partnership has omitted instruments with respect to long-term debt where the amount of securities authorized thereunder does not exceed 10% of the total assets of the Partnership and its subsidiaries on a consolidated basis. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1995.

                        McNEIL REAL ESTATE FUND XII, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   McNEIL REAL ESTATE FUND XII, LTD.


                                                   By:  McNeil Partners, L.P., General Partner

                                                        By: McNeil Investors, Inc., General Partner



March 29, 1996                                    By:   /s/  Robert A. McNeil
------------------                                      ------------------------------------------------
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



March 29, 1996                                     By:  /s/  Donald K. Reed
--------------                                         ------------------------------------------------
Date                                                    Donald K. Reed
                                                        President and Director of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Ron K. Taylor
--------------                                          -------------------------------------------------
Date                                                    Ron K. Taylor
                                                        Acting Chief Financial Officer
                                                            of McNeil Investors, Inc.



March 29, 1996                                     By:  /s/  Brandon K. Flaming
--------------                                          -------------------------------------------------
Date                                                    Brandon K. Flaming
                                                        Chief Accounting Officer of McNeil Real Estate
                                                           Management, Inc.

