Form 10-Q
period 1996-03-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1996-05-15
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended                  March 31, 1996
                          ------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to_____________
     Commission file number  0-10743



                        MCNEIL REAL ESTATE FUND XII, LTD.
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)





         California                                       94-2717957
- --------------------------------------------------------------------------------
 (State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                          Identification No.)




             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
- ----------------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,           December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     6,079,334      $    6,280,580
   Buildings and improvements...............................                73,701,473          73,318,763
                                                                        --------------       -------------
                                                                            79,780,807          79,599,343
   Less:  Accumulated depreciation and amortization.........               (41,385,567)        (40,501,275)
                                                                        --------------       --------------
                                                                            38,395,240          39,098,068

Assets held for sale........................................                 3,371,422           3,164,323

Cash and cash equivalents...................................                 5,841,105           5,791,363
Cash segregated for security deposits ......................                   312,209             316,665
Accounts receivable.........................................                   186,917             206,847
Prepaid expenses and other assets...........................                   153,227             149,212
Escrow deposits.............................................                 1,934,687           1,459,480
Deferred borrowing costs, net of accumulated amorti-
   zation of $514,537 and $476,661 at March 31,
   1996 and December 31, 1995, respectively.................                 1,924,697           1,926,908
                                                                        --------------       -------------
                                                                       $    52,119,504      $   52,112,866
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $    58,998,153      $   59,160,426
Accounts payable............................................                   326,517              86,164
Accrued expenses............................................                   110,092             146,379
Accrued interest............................................                   380,637             411,489
Accrued property taxes......................................                   859,361             935,318
Deferred gain - land condemnation...........................                   297,754                   -
Advances from Southmark.....................................                    35,729              35,147
Advances from affiliates - General Partner..................                 1,498,581           1,474,968
Payable to affiliates - General Partner.....................                 7,532,138           7,196,483
Security deposits and deferred rental revenue...............                   508,889             515,676
                                                                        --------------       -------------
                                                                            70,547,851          69,962,050
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,828 and 229,980 limited partnership
     units issued and outstanding at March 31, 1996
     and December 31, 1995, respectively...............                     (7,839,521)         (7,513,252)
   General Partner..........................................               (10,588,826)        (10,335,932)
                                                                        --------------       -------------
                                                                           (18,428,347)        (17,849,184)
                                                                        --------------       -------------
                                                                       $    52,119,504      $   52,112,866
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                   Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------
                                                                                1996                1995
                                                                           --------------     --------------
Revenue:
   Rental revenue...................................                       $    4,108,035     $    4,684,000
   Interest.........................................                               76,045             33,715
                                                                            -------------      -------------
     Total revenue..................................                            4,184,080          4,717,715
                                                                            -------------      -------------

Expenses:
   Interest.........................................                            1,268,065          1,724,768
   Interest - affiliates............................                               23,613             40,769
   Depreciation and amortization....................                              884,292          1,069,629
   Property taxes...................................                              238,513            376,053
   Personnel expenses...............................                              502,444            609,755
   Utilities........................................                              457,990            460,138
   Repair and maintenance...........................                              526,973            548,882
   Property management fees - affiliates............                              204,218            233,793
   Other property operating expenses................                              254,112            301,686
   General and administrative.......................                               69,936             34,324
   General and administrative - affiliates..........                               97,365            120,016
                                                                            -------------      -------------
     Total expenses.................................                            4,527,521          5,519,813
                                                                            -------------      -------------

Net loss before extraordinary item..................                             (343,441)          (802,098)

Extraordinary gain on extinguishment of debt........                                    -          1,838,192
                                                                            -------------      -------------

Net income (loss)...................................                       $     (343,441)    $    1,036,094
                                                                            =============      =============

Net income (loss) allocable to limited partners.....                       $     (326,269)    $      984,289
Net income (loss) allocable to General Partner......                              (17,172)            51,805
                                                                            -------------      -------------
Net income (loss)...................................                       $     (343,441)    $    1,036,094
                                                                            =============      =============

Net income (loss) per limited partnership unit:
Income (loss) before extraordinary item.............                       $        (1.42)    $        (3.31)
Extraordinary gain from extinguishment of debt                                          -               7.59
                                                                            -------------       ------------
Net income (loss) per limited partnership unit......                       $        (1.42)    $         4.28
                                                                            =============      =============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1996 and 1995



                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                ----------------        ----------------      ----------------
Balance at December 31, 1994..............      $    (9,447,549)        $    (9,844,782)      $   (19,292,331)

Net income................................               51,805                 984,289             1,036,094

Management Incentive Distribution.........             (260,507)                      -              (260,507)
                                                  -------------           -------------         -------------

Balance at March 31, 1995.................      $    (9,656,251)         $   (8,860,493)       $  (18,516,744)
                                                 ==============           =============         =============


Balance at December 31, 1995..............      $   (10,335,932)         $   (7,513,252)       $  (17,849,184)

Net loss..................................              (17,172)               (326,269)             (343,441)

Management Incentive Distribution.........             (235,722)                      -              (235,722)
                                                 --------------           -------------         -------------

Balance at March 31, 1996.................      $   (10,588,826)         $   (7,839,521)       $  (18,428,347)
                                                 ==============           =============         =============








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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                              Three Months Ended
                                                                                  March 31,
                                                                -------------------------------------------
                                                                       1996                       1995
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        4,103,198         $     4,693,480
   Cash paid to suppliers............................                   (1,397,041)             (1,845,895)
   Cash paid to affiliates...........................                     (201,650)               (233,954)
   Interest received.................................                       76,045                  33,715
   Interest paid.....................................                   (1,260,459)             (1,498,730)
   Property taxes paid...............................                     (482,604)               (360,706)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      837,489                 787,910
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                     (589,809)               (138,784)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage
     notes payable...................................                            -                 334,062
   Principal payments on mortgage notes
     payable.........................................                     (162,273)             (1,999,851)
   Deferred borrowing costs paid.....................                      (35,665)               (104,294)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (197,938)             (1,770,083)
                                                                 -----------------          --------------

Net increase (decrease) in cash
   and cash equivalents..............................                       49,742              (1,120,957)
Cash and cash equivalents at beginning of
   period............................................                    5,791,363               3,313,765
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        5,841,105         $     2,192,808
                                                                 =================          ==============

See discussion of noncash investing activities in Note 6.

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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                             Three Months Ended
                                                                                  March 31,
                                                                  -----------------------------------------
                                                                         1996                     1995
                                                                  -----------------        ----------------
Net income (loss)....................................             $       (343,441)        $      1,036,094
                                                                   ---------------          ---------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      884,292               1,069,629
   Amortization of deferred borrowing costs..........                       37,876                  42,578
   Amortization of discounts on mortgage
     notes payable...................................                            -                 102,743
   Net interest added on advances from
     affiliates - General Partner....................                       23,613                  40,769
   Net interest added on advances from
     Southmark.......................................                          582                     606
   Extraordinary gain on extinguishment
     of debt.........................................                            -              (1,838,192)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        4,456                  (1,928)
     Accounts receivable.............................                       19,930                  42,117
     Prepaid expenses and other assets...............                       (4,015)                 49,501
     Escrow deposits.................................                       23,793                (156,652)
     Accounts payable................................                      240,353                  75,613
     Accrued expenses................................                      (36,287)                (20,299)
     Accrued interest................................                      (30,852)                 80,111
     Accrued property taxes..........................                      (75,957)                158,624
     Payable to affiliates - General Partner.........                       99,933                 119,855
     Security deposits and deferred rental ..........
       revenue.......................................                       (6,787)                (13,259)
                                                                   ---------------          --------------

       Total adjustments.............................                    1,180,930                (248,184)
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        837,489         $       787,910
                                                                   ===============          ==============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                          Notes to Financial Statements
                                   (Unaudited)

                                 March 31, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

NOTE 2.
- -------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1995, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XII, Ltd. c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 700, LB70, Dallas, Texas 75240.

NOTE 3.
- -------

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

NOTE 4.
- -------

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

Affiliates of the General Partner have advanced funds to the Partnership to meet working capital requirements. These advances accrue interest at a rate equal to the prime lending rate plus 1%.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined ("the Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                           Three Months Ended
                                                                                  March 31,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  ----------------        ----------------
Charged to other assets:
Property management fees - affiliates................             $        204,218        $        233,793
Interest - affiliates................................                       23,613                  40,769
Charged to general and administrative affiliates:
   Partnership administration........................                       97,365                 120,016
                                                                   ---------------          --------------
                                                                  $        325,196        $        394,578
                                                                   ===============         ===============

Charged to General Partner's deficit:
   MID...............................................             $        235,722        $        260,507
                                                                   ===============         ===============

NOTE 5.
- -------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale. Since Millwood Park is currently classified as an asset held for sale, no depreciation was taken in 1996.

NOTE 6.
- -------

On February 23, 1996, the Partnership was awarded $499,000 as payment for condemnation of 6.45 acres, with a carrying value of $201,246, at Palisades at the Galleria by Cobb County, Georgia. The county required the right-of-way to this property for highway construction. The condemnation of this parcel will not materially affect the operations of the property. The $499,000 is being held in escrow by the mortgagee pending completion of construction adjacent to the property. Upon receipt of the $499,000, the Partnership will recognize a gain of $297,754.

NOTE 7.
- -------

On March 24, 1995, the Partnership refinanced the mortgage note payable on Plaza Westlake. The new loan bears an interest rate of 9.5% and will mature January 31, 2000. Following is a summary of the transaction:

         New loan proceeds......................      $     4,000,000
         Capital improvement account............             (300,000)
         Existed debt retired...................           (3,365,938)
                                                       --------------

         Cash proceeds from refinancing.........      $       334,062
                                                       ==============

In addition, the Partnership incurred loan costs of $131,246 relating to the refinancing.

On February 26, 1995, the Partnership paid off the interest in net profits on Buccaneer Village for retirement of $3,588,192 of debt. The debt was retired at a discounted payoff of $1,750,000, which resulted in an extraordinary gain on extinguishment of debt of $1,838,192.

NOTE 8.
- -------

On April 12,  1996,  a fire  destroyed  or  damaged  12 units at  Millwood  Park
Apartments.   Preliminary  estimates  indicate  the  fire  caused  approximately
 $650,000 of damage to the property. The Partnership expects its insurance carrier to reimburse the Partnership for all damages incurred as a result of the fire less a standard deductible.

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At March 31, 1996, the Partnership owned six apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues decreased by $533,635 or 11% for the three months ended March 31, 1996. Rental revenue decreased by $575,965 or 12% while interest income increased by $42,330.

Rental revenue for the three months ended March 31, 1996 was $4,108,035 as compared to $4,684,000 for the same period last year. This decrease of $575,965 is due to the loss in rental revenue generated by Sundance and Lamar Plaza, which were sold in June and July of 1995, respectively.

Interest income increased by $42,330 for the three months ended March 31, 1996 as compared to the same period last year. This increase is due to larger average cash balances being invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased by $992,292 or 18% for the first three months of 1996 as compared to the same period last year primarily due to the sale of Sundance and Lamar Plaza in 1995. The effects from these transactions were declines of $358,397 for interest, $168,483 for depreciation, $60,462 for property taxes, $76,724 for personnel expenses, $38,840 for utilities, $62,821 for repair and maintenance, $31,523 for property management fees - affiliates, and $32,449 other property operating expenses.

In addition to the sale of Sundance and Lamar, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $17,156 or 42% for the three months ended March 31, 1996 due to the reduction in the prime rate used to calculate the interest expense on the advances and the repayment of $235,145 in advances in October 1995.

General and administrative expenses increased $35,612 for the three months ended March 31, 1996 as compared to the same period last year. This increase is due to legal and professional fees relating to the land condemnation at Palisades and professional fees in association with the potential sale Millwood Park.

General and administrative - affiliate expenses decreased $22,651 or 19% for the three months ended March 31, 1996 as compared to the same period last year. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

The Partnership generated $837,489 through operating activities for the first three months of 1996 as compared to a $787,910 generated for the first three months of 1995. This increase in cash can be attributed to the increase in interest received. With the sale of two properties in 1995, the amount received from tenants has declined $590,282 while the amount of cash paid for all operating activities has also declined by $597,531.

The Partnership expended $589,809 and $138,784 for capital improvements to its properties for the three months ended March 31, 1996 and 1995, respectively.

During the first three months of 1996, the Partnership expended $197,938 for financing activities as compared to $1,770,083 for the same period in 1995. During 1995, the Partnership received cash proceeds of $334,062 for the refinancing of Plaza Westlake. The increase in the principal payments on mortgage notes is due to $1,750,000 discounted payoff of the interest in net profits on Buccaneer Village.

Short-term liquidity:

At March 31, 1996, the Partnership held cash and cash equivalents of $5,841,105. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs in 1996. The General Partner anticipates using reserves to repay affiliate advances and a portion of the affiliate payables. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted $1.35 million in capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will be able to receive additional funds from the facility because no amount will be reserved for any particular partnership. As of March 31, 1996, $2,662,819 was available from the facility. However, additional funds could become available as other partnerships repay borrowings. This commitment by the General Partner will terminate on September 6, 1996. The Partnership has borrowed $1,419,339 which will be repaid from available cash reserves of the Partnership. These borrowings are not due upon termination of the revolving credit facility.

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

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As an additional source of liquidity, the General Partner may attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. In this regard, the Partnership placed Millwood Park on the market and on January 22, 1996, the Partnership executed a purchase agreement with an unaffiliated third party to purchase Millwood Park Apartments. The gross purchase price for Millwood Park is $5,450,00.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1996 and 1995, $(17,172) and $51,805, respectively, were allocated to the General Partner. The limited partners received allocations of net income (loss) of $(326,269) and $984,289 for the three months ended March 31, 1996 and 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $235,722 for the MID has been accrued by the Partnership for the period ended March 31, 1995 for the General Partner.

                           PART II. OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
- ------    --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

         3.3 Amended and Restated Partnership Agreement, dated September 6, 1991 (Incorporated by reference to the Quarterly Report on Form 10-Q for the quarter ended September 30,
                                    1991).

         11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 229,828 and 229,980 limited partnership units outstanding in 1996 and 1995.

         27. Financial Data Schedule for the quarter ended March 31, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1996.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND XII, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner


May 15, 1996                       By: /s/ Donald K. Reed
- -------------------                    -----------------------------------------
Date                                   Donald K. Reed
                                       President and Chief Executive Officer



May 15, 1996                       By: /s/ Ron K. Taylor
- -------------------                    -----------------------------------------
Date                                   Ron K. Taylor
                                       Acting Chief Financial Officer of McNeil
                                        Investors, Inc.



May 15, 1996                       By: /s/ Brandon K. Flaming
- -------------------                    -----------------------------------------
Date                                   Brandon K. Flaming
                                       Chief Accounting Officer of McNeil
                                        Real Estate Management, Inc.