Form 10-Q
period 1996-06-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1996-08-14
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY   REPORT   PURSUANT   TO   SECTION 13 OR 15 (d) OF THE  SECURITIES
    EXCHANGE ACT OF 1934


    For the period ended   June 30, 1996
                         -------------------------------------------------------

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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          June 30,           December 31,
                                                                            1996                 1995
                                                                       ---------------      --------------
ASSETS
- ------
Real estate investments:
   Land.....................................................           $     6,079,334      $    6,280,580
   Buildings and improvements...............................                74,237,829          73,318,763
                                                                        --------------       -------------
                                                                            80,317,163          79,599,343
   Less:  Accumulated depreciation and amortization.........               (42,292,033)        (40,501,275)
                                                                        --------------       --------------
                                                                            38,025,130          39,098,068

Asset held for sale.........................................                 3,377,790           3,164,323

Cash and cash equivalents...................................                 3,091,954           5,791,363
Cash segregated for security deposits ......................                   307,904             316,665
Accounts receivable.........................................                   269,717             206,847
Prepaid expenses and other assets...........................                   158,010             149,212
Escrow deposits.............................................                 1,718,001           1,459,480
Deferred borrowing costs, net of accumulated amorti-
   zation of $554,124 and $476,661 at June 30,
   1996 and December 31, 1995, respectively.................                 1,885,111           1,926,908
                                                                        --------------       -------------
                                                                       $    48,833,617      $   52,112,866
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
- ---------------------------------

Mortgage notes payable, net.................................           $    59,133,357      $   59,160,426
Accounts payable............................................                   235,777              86,164
Accrued expenses............................................                   106,802             146,379
Accrued interest............................................                   408,200             411,489
Accrued property taxes......................................                   848,813             935,318
Deferred gain - land condemnation...........................                   297,754                   -
Advance from Southmark......................................                    36,306              35,147
Advances from affiliates - General Partner..................                    28,193           1,474,968
Payable to affiliates - General Partner.....................                 5,992,843           7,196,483
Security deposits and deferred rental revenue...............                   542,058             515,676
                                                                        --------------       -------------
                                                                            67,630,103          69,962,050
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,828 and 229,980 limited partnership
     units issued and outstanding at June 30,  1996 and
     December 31, 1995, respectively...............                         (8,049,365)         (7,513,252)
   General Partner..........................................               (10,747,121)        (10,335,932)
                                                                        --------------       -------------
                                                                           (18,796,486)        (17,849,184)
                                                                        --------------       -------------
                                                                       $    48,833,617      $   52,112,866
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------     --------------    --------------     --------------
Revenue:
   Rental revenue................     $    4,173,980     $    4,638,056    $    8,282,015     $    9,322,056
   Interest......................             69,043             23,445           145,088             57,160
   Gain on disposition of
     real estate.................                  -          2,263,292                 -          2,263,292
   Gain on legal settlement......                  -             65,857                 -             65,857
                                       -------------      -------------     -------------      -------------
     Total revenue...............          4,243,023          6,990,650         8,427,103         11,708,365
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,324,708          1,724,571         2,592,773          3,449,339
   Interest - affiliates.........             28,708             41,944            52,321             82,713
   Depreciation and
     amortization................            906,466          1,069,629         1,790,758          2,139,258
   Property taxes................            324,219            297,733           562,732            673,786
   Personnel expenses............            422,370            504,524           924,814          1,114,279
   Utilities.....................            314,909            314,208           772,899            774,346
   Repair and maintenance........            542,068            618,406         1,069,041          1,167,288
   Property management
     fees - affiliates...........            208,417            235,517           412,635            469,310
   Other property operating
     expenses....................            267,159            303,135           521,271            604,821
   General and administrative....             28,018             35,101            97,954             69,425
   General and administrative -
     affiliates..................             96,870            123,794           194,235            243,810
                                       -------------      -------------     -------------      -------------
     Total expenses..............          4,463,912          5,268,562         8,991,433         10,788,375
                                       -------------      -------------     -------------      -------------

Net income (loss) before
   extraordinary item............           (220,889)         1,722,088          (564,330)           919,990
Extraordinary gain on
   extinguishment of debt........                  -            268,433                 -          2,106,625
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $     (220,889)    $    1,990,521    $     (564,330)    $    3,026,615
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners...........     $     (209,845)    $    1,890,995    $     (536,113)    $    2,875,284
Net income (loss) allocable
   to General Partner............            (11,044)            99,526           (28,217)           151,331
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $     (220,889)    $    1,990,521    $     (564,330)    $    3,026,615
                                       =============      =============     =============      ==============

Net income (loss) per limited
 partnership unit:
Income (loss) before
   extraordinary item............     $         (.91)    $         7.11    $        (2.33)    $         3.80
Extraordinary gain from
   extinguishment of debt........                  -               1.11                  -              8.70
                                       -------------      -------------     --------------     -------------
Net income (loss) per limited
   partnership unit..............     $         (.91)    $         8.22    $        (2.33)    $        12.50
                                       =============      =============     =============      =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1996 and 1995



                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                ----------------        ----------------      ----------------
Balance at December 31, 1994..............      $    (9,447,549)        $    (9,844,782)      $   (19,292,331)

Net income................................              151,331               2,875,284             3,026,615

Management Incentive Distribution.........             (513,104)                      -              (513,104)
                                                  -------------          --------------        --------------

Balance at June 30, 1995..................      $    (9,809,322)        $    (6,969,498)      $   (16,778,820)
                                                 ==============          ==============         =============


Balance at December 31, 1995..............      $   (10,335,932)        $    (7,513,252)      $   (17,849,184)

Net loss..................................              (28,217)               (536,113)             (564,330)

Management Incentive Distribution.........             (382,972)                      -              (382,972)
                                                  -------------          --------------        --------------

Balance at June 30, 1996..................      $ (  10,747,121)        $    (8,049,365)      $   (18,796,486)
                                                 ==============          ==============        ==============







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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                             Six Months Ended
                                                                                  June 30,
                                                                -------------------------------------------
                                                                       1996                      1995
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        8,213,037        $      9,368,587
   Cash received from legal settlement...............                            -                  65,857
   Cash paid to suppliers............................                   (2,862,634)             (3,711,081)
   Cash paid to affiliates...........................                   (2,193,482)               (470,572)
   Interest received.................................                      145,088                  57,160
   Interest paid.....................................                   (2,597,197)             (2,813,703)
   Property taxes paid...............................                     (789,614)               (752,489)
                                                                 -----------------          --------------
Net cash provided by (used in) operating
   activities........................................                      (84,802)              1,743,759
                                                                 -----------------          --------------

Net cash used in investing activities:
   Additions to real estate investments..............                   (1,132,533)               (460,266)
   Net proceeds from disposition of real estate......                            -                  45,000
                                                                 -----------------          --------------
Net cash used in investing activities................                   (1,132,533)               (415,266)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage
     notes payable...................................                            -                 334,062
   Principal payments on mortgage notes
     payable.........................................                      (27,069)             (2,154,852)
   Deferred borrowing costs paid.....................                      (35,666)               (130,070)
   Repayment of advances from affiliates -
     General Partner.................................                   (1,419,339)                      -
                                                                 -----------------          --------------
Net cash used in financing activities................                   (1,482,074)             (1,950,860)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                   (2,699,409)               (622,367)
Cash and cash equivalents at beginning of
   period............................................                    5,791,363               3,313,765
                                                                 -----------------          --------------
Cash and cash equivalents at end of period...........           $        3,091,954         $     2,691,398
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                             Six Months Ended
                                                                                  June 30,
                                                                  ----------------------------------------
                                                                         1996                    1995
                                                                  -----------------        ---------------
Net income (loss)....................................             $       (564,330)        $     3,026,615
                                                                   ---------------          --------------

Adjustments to reconcile net income (loss) to net
    cash provided by (used in) operating activities:
   Depreciation and amortization.....................                    1,790,758               2,139,258
   Amortization of deferred borrowing costs..........                       77,463                  88,404
   Amortization of discounts on mortgage
     notes payable...................................                            -                 177,388
   Net interest added on advances from
     affiliates - General Partner....................                          290                  82,713
   Net interest added on advances from
     Southmark.......................................                        1,159                   1,229
   Extraordinary gain on extinguishment
     of debt.........................................                            -              (2,106,625)
   Gain on disposition of real estate................                            -              (2,263,292)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        8,761                  (8,286)
     Accounts receivable.............................                      (62,870)                109,109
     Prepaid expenses and other assets...............                       (8,798)                (40,932)
     Escrow deposits.................................                      240,479                (103,777)
     Accounts payable................................                      149,613                  46,187
     Accrued expenses................................                      (39,577)                  5,443
     Accrued interest................................                      (31,015)                368,615
     Accrued property taxes..........................                      (86,505)                  2,562
     Payable to affiliates - General Partner.........                   (1,586,612)                242,548
     Security deposits and deferred rental ..........
       revenue.......................................                       26,382                 (23,400)
                                                                   ---------------          --------------

       Total adjustments.............................                      479,528              (1,282,856)
                                                                   ---------------          --------------

Net cash provided by (used in) operating
   activities........................................             $        (84,802)        $     1,743,759
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

                                  June 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           1996         1995
                                                        ----------    ----------
Charged to other assets:
Property management fees - affiliates................   $  412,635    $  469,310
Interest - affiliates...............................        52,321        82,713
Charged to general and administrative affiliates:
   Partnership administration........................      194,235       243,810
                                                         ---------     ---------
                                                        $  659,191    $  795,833
                                                         =========     =========

Charged to General Partner's deficit:
   MID...............................................   $  382,972    $  513,104
                                                         =========     =========

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

NOTE 8.
- -------

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

NOTE 9
- ------

On June 19, 1995 the Partnership sold its investment in Sundance to an unaffiliated buyer for a cash sales price of $45,000 and assumption of the first, second and third liens by the purchaser. Cash proceeds and the gain on disposition are detailed below.

                                                  Gain on Sale     Cash Proceeds
                                                  ------------     -------------
Sales price...................................    $    45,000        $  45,000
Mortgages and accrued interest assumed
   by purchaser...............................      8,191,859
Basis of real estate sold.....................     (5,973,567)
                                                   ----------

Gain on disposition of real estate............    $ 2,263,292
                                                   ==========

                                                                      --------
Net cash proceeds.............................                       $  45,000
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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
- -------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
- -------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At June 30, 1996, the Partnership owned six apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
- ---------------------

Revenue:

Total Partnership revenues decreased by $3,281,262 or 28% for the six months ended June 30, 1996. Rental revenue decreased by $1,040,041 or 11% while interest income increased by $87,928. In 1995, the Partnership recognized a gain on disposition of real estate of $2,263,292 as a result of the sale of Sundance and a gain on legal settlement of $65,857 as a result of the settlement with Southmark. No such gains were recognized in 1996.

Rental revenue for the six months ended June 30, 1996 was $8,282,015 as compared to $9,322,056 for the same period last year. The decrease of $1,040,041 is due to the loss in rental revenue generated by Sundance, which was sold in June of 1995. This decrease was partially offset by the increase in rental revenue at four of the remaining Partnership's properties.

Interest income increased by $87,928 for the six months ended June 30, 1996 as compared to the same period last year. This increase is due to larger average cash balances being invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased by $1,796,942 or 17% for the first six months of 1996 as compared to the same period last year primarily due to the sale of Sundance and Lamar Plaza in 1995. The effects from these transactions were declines of $714,666 for interest, $336,966 for depreciation, $43,516 for property taxes, $139,898 for personnel expenses, $62,116 for utilities, $130,633 for repair and maintenance, $64,064 for property management fees - affiliates, and $71,170 other property operating expenses.

In addition to the sale of Sundance and Lamar, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $30,392 or 37% and $13,236 or 32% for the six and three months ended June 30, 1996, respectively, due to the repayment of $235,145 in advances in October 1995 and $1,419,339 in May 1996.

Property tax expense decreased by $67,538 or 11% for the six months ended June 30, 1996, while for the three month period ended June 30, 1996 property tax expense increased by $9,540 or 3% as compared to the same period last year. The overall decrease is due to the successfully appeal of real estate taxes at Palisades for the years 1990 through 1993, resulting in refunds of $88,775 realized in the first quarter of 1996.

Utility expenses increased by $60,669 or 9% for the six months ended June 30, 1996, while the three month period ended June 30, 1996 remained comparable to the same period last year. The increase is due to an increase in gas and oil usage as a result of the harsh weather conditions in the first quarter of 1996.

General and administrative expenses increased $28,529 or 41% for the six months ended June 30, 1996 as compared to the same period last year. This increase is due to legal and professional fees relating to the land condemnation at Palisades and professional fees in association with the potential sale Millwood Park.

General and administrative - affiliate expenses decreased $49,575 or 20% and $26,924 or 22% for the six and three months ended June 30, 1996, respectively, as compared to the same period last year. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

During the first six months of 1996, the Partnership used $84,802 in cash from operations as compared to $1,743,759 in cash provided from operations in 1995. This decrease can be attributed to the reduction in cash received from tenants as a result of the sales of Sundance and Lamar Plaza in 1995 and the payment of $1.6 million in deferred payments to affiliates of the General Partner.

The Partnership expended $1,132,533 and $460,266 for capital improvements to its properties for the six months ended June 30, 1996 and 1995, respectively.

During the first six months of 1996, the Partnership expended $1,482,074 for financing activities as compared to $1,950,860 for the same period in 1995. In
May 1996, the Partnership repaid $1,419,339 in advances. During 1995, the Partnership received cash proceeds of $334,062 for the refinancing of Plaza Westlake and paid off the interest in net profits note on Buccaneer Village discounted to $1,750,000.

Short-term liquidity:

At June 30, 1996, the Partnership held cash and cash equivalents of $3,091,954. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs in 1996. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the
Partnership's budgeted $1.35 million in capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes.

The General Partner has established a revolving credit facility not to exceed $5,000,000 in the aggregate which is available on a "first-come, first-served" basis to the Partnership and other affiliated partnerships if certain conditions are met. Borrowings under the facility may be used to fund deferred maintenance, refinancing obligations and working capital needs. There is no assurance that the partnership will be able to receive additional funds from the facility because no amount will be reserved for any particular partnership. As of June 30, 1996, $4,082,159 was available from the facility. However, additional funds could become available as other partnerships repay borrowings. This commitment by the General Partner will terminate on September 6, 1996. The Partnership has repaid $1,419,339 of these advances.

Long-term liquidity:

The Partnership's working capital needs have been supported by advances from affiliates during the past several years. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occurring as funds became available; other advances were longer term in nature due to lack of funds for repayment. Additionally, the General Partner has allowed the Partnership to defer payment of MID and reimbursements until such time as the Partnership 's cash reserves allow payments. During 1996, the Partnership has begun to make repayments to the General Partner for advances and has paid some of the accrued reimbursement. The Partnership will continue to make such payments as is allowed by cash reserves and cash flows of the Partnership. However, the Partnership will not be able to repay the General Partner all payables outstanding in the foreseeable future. The General Partner will continue to defer the unpaid sums until the Partnership's cash reserves allow such payments.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1996 and 1995, $(28,217) and $151,331, respectively, were allocated to the General Partner. The limited partners received allocations of net income (loss) of $(536,113) and $2,875,284 for the six months ended June 30, 1996 and 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $382,972 for the MID has been accrued by the Partnership for the period ended June 30, 1996 for the General Partner.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1996.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND XII, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



August 14, 1996                    By: /s/ Donald K. Reed
- ---------------------                 ------------------------------------------
Date                                  Donald K. Reed
                                      President and Chief Executive Officer



August 14, 1996                    By: /s/ Ron K. Taylor
- ---------------------                 ------------------------------------------
Date                                  Ron K. Taylor
                                      Acting Chief Financial Officer of McNeil
                                      Investors, Inc.



August 14, 1996                    By: /s/ Brandon K. Flaming
- ---------------------                 ------------------------------------------
Date                                  Brandon K. Flaming
                                      Chief Accounting Officer of McNeil Real
                                      Estate Management, Inc.