Form 10-Q
period 1996-09-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1996-11-14
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended    September 30, 1996
                           -----------------------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________to_____________
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



             13760 Noel Road, Suite 700, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
            (Address of principal executive offices)        (Zip code)


Registrant's telephone number, including area code  (972) 448-5800
                                                  ------------------------------


Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XII, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1996                1995
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,079,334      $    6,280,580
   Buildings and improvements...............................                74,978,462          73,318,763
                                                                        --------------       -------------
                                                                            81,057,796          79,599,343
   Less:  Accumulated depreciation and amortization.........               (43,198,569)        (40,501,275)
                                                                        --------------       --------------
                                                                            37,859,227          39,098,068

Asset held for sale.........................................                 3,430,081           3,164,323

Cash and cash equivalents...................................                 1,424,211           5,791,363
Cash segregated for security deposits ......................                   310,062             316,665
Accounts receivable.........................................                   334,513             206,847
Prepaid expenses and other assets...........................                   170,441             149,212
Escrow deposits.............................................                 1,826,903           1,459,480
Deferred borrowing costs, net of accumulated amorti-
   zation of $593,294 and $476,661 at September 30,
   1996 and December 31, 1995, respectively.................                 1,845,941           1,926,908
                                                                        --------------       -------------
                                                                       $    47,201,379      $   52,112,866
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    58,973,477      $   59,160,426
Accounts payable............................................                    85,615              86,164
Accrued expenses............................................                   122,598             146,379
Accrued interest............................................                   410,793             411,489
Accrued property taxes......................................                   997,262             935,318
Deferred gain - land condemnation...........................                   297,754                   -
Advance from Southmark......................................                    36,889              35,147
Advances from affiliates - General Partner..................                    28,843           1,474,968
Payable to affiliates - General Partner.....................                 4,680,858           7,196,483
Security deposits and deferred rental revenue...............                   591,422             515,676
                                                                        --------------       -------------
                                                                            66,225,511          69,962,050
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,828 and 229,980 limited partnership
     units issued and outstanding at September 30,
     1996 and December 31, 1995, respectively...............                (9,086,129)         (7,513,252)
   General Partner..........................................                (9,938,003)        (10,335,932)
                                                                        --------------       -------------
                                                                           (19,024,132)        (17,849,184)
                                                                        --------------       -------------
                                                                       $    47,201,379      $   52,112,866
                                                                        ==============       =============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Nine Months Ended
                                             September 30,                           September 30,
                                      ---------------------------------    ---------------------------------
                                          1996               1995               1996                1995
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    4,228,818     $    4,144,714    $   12,510,833     $   13,466,770
   Interest......................             33,541             47,465           178,629            104,625
   Gain on disposition of
     real estate.................                  -          1,164,231                 -          3,427,513
   Gain on legal settlement......                  -                  -                 -             65,856
                                       -------------      -------------     -------------      -------------
     Total revenue...............          4,262,359          5,356,410        12,689,462         17,064,764
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,305,014          1,247,512         3,897,787          4,696,851
   Interest - affiliates.........                651             41,426            52,972            124,139
   Depreciation and
     amortization................            906,536            920,480         2,697,294          3,059,738
   Property taxes................            321,067            350,240           883,799          1,024,026
   Personnel expenses............            503,874            551,899         1,428,688          1,666,178
   Utilities.....................            322,545            277,300         1,095,444          1,051,646
   Repair and maintenance........            546,145            651,063         1,615,186          1,818,350
   Property management
     fees - affiliates...........            208,158            205,204           620,793            674,514
   Other property operating
     expenses....................            272,718            313,216           793,989            918,037
   General and administrative....             32,656             16,845           130,610             86,270
   General and administrative -
     affiliates..................             75,856            103,474           270,091            347,284
                                       -------------      -------------     -------------      -------------
     Total expenses..............          4,495,220          4,678,659        13,486,653         15,467,033
                                       -------------      -------------     -------------      -------------

Net income (loss) before
   extraordinary item............           (232,861)           677,751          (797,191)         1,597,731
Extraordinary gain on
   extinguishment of debt........                  -                  -                 -          2,106,625
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $     (232,861)    $      677,751    $     (797,191)    $    3,704,356
                                       =============      =============     =============      =============

Net income (loss) allocable
   to limited partners...........     $   (1,098,085)    $      643,864    $   (1,572,877)    $    3,519,138
Net income (loss) allocable
   to General Partner............            865,224             33,887           775,686            185,218
                                       -------------      -------------     -------------      -------------
Net income (loss)................     $     (232,861)    $      677,751    $     (797,191)    $    3,704,356
                                       =============      =============     =============      =============

Net income (loss) per limited
 partnership unit:
Income (loss) before
   extraordinary item............     $        (4.78)    $         2.80    $        (6.84)    $         6.60
Extraordinary gain from
   extinguishment of debt........                  -                  -                 -               8.70
                                       -------------      -------------     -------------      -------------
Net income (loss) per limited
   partnership unit..............     $        (4.78)    $         2.80    $        (6.84)    $        15.30
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1996 and 1995


                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners              Deficit
                                                ----------------        ----------------      ----------------

Balance at December 31, 1994..............      $    (9,447,549)        $    (9,844,782)      $   (19,292,331)

Net income................................              185,218               3,519,138             3,704,356

Management Incentive Distribution.........             (769,728)                      -              (769,728)
                                                  -------------           -------------         -------------

Balance at September 30, 1995.............      $   (10,032,059)         $   (6,325,644)       $  (16,357,703)
                                                 ==============           =============         =============


Balance at December 31, 1995..............      $   (10,335,932)         $   (7,513,252)       $  (17,849,184)

Net loss..................................              775,686              (1,572,877)             (797,191)

Management Incentive Distribution.........             (377,757)                      -              (377,757)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............      $    (9,938,003)         $   (9,086,129)       $  (19,024,132)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents



                                                                            Nine Months Ended
                                                                              September 30,
                                                                -------------------------------------------
                                                                        1996                     1995
                                                                ------------------         ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $       12,391,277         $    13,514,491
   Cash received from legal settlement...............                            -                  65,856
   Cash paid to suppliers............................                   (4,658,985)             (5,677,208)
   Cash paid to affiliates...........................                   (2,873,715)               (885,995)
   Interest received.................................                      178,629                 104,625
   Interest paid.....................................                   (3,780,108)             (4,047,664)
   Interest paid to affiliates.......................                      (79,757)                      -
   Property taxes paid...............................                   (1,066,531)             (1,012,936)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      110,810               2,061,169
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                   (1,925,457)               (721,389)
   Net proceeds from disposition of real estate......                            -                  45,000
                                                                 -----------------          --------------
Net cash used in investing activities................                   (1,925,457)               (676,389)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Proceeds from refinancing of mortgage
     notes payable...................................                            -                 334,062
   Principal payments on mortgage notes
     payable.........................................                     (186,949)             (2,311,177)
   Deferred borrowing costs paid.....................                      (35,665)               (131,246)
   Repayment of advances from affiliates -
     General Partner.................................                   (1,419,340)                      -
   Management Incentive Distribution.................                     (910,551)                      -
                                                                 -----------------          --------------
Net cash used in financing activities................                   (2,552,505)             (2,108,361)
                                                                 -----------------          --------------

Net decrease in cash and cash equivalents............                   (4,367,152)               (723,581)
Cash and cash equivalents at beginning of
   period............................................                    5,791,363               3,313,765
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,424,211         $     2,590,184
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                            Nine Months Ended
                                                                                September 30,
                                                                  ----------------------------------------
                                                                        1996                    1995
                                                                  -----------------        ---------------
Net income (loss)....................................             $       (797,191)        $     3,704,356
                                                                   ---------------          --------------

Adjustments to  reconcile  net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization.....................                    2,697,294               3,059,738
   Amortization of deferred borrowing costs..........                      116,633                 136,303
   Amortization of discounts on mortgage
     notes payable...................................                            -                 210,785
   Net interest added on advances from
     affiliates - General Partner....................                          940                 124,139
   Net interest added on advances from
     Southmark.......................................                        1,742                   1,845
   Extraordinary gain on extinguishment
     of debt.........................................                            -              (2,106,625)
   Gain on disposition of real estate................                            -              (3,427,513)
   Changes in assets and liabilities:
     Cash segregated for security deposits...........                        6,603                  (5,805)
     Accounts receivable.............................                     (127,666)                134,879
     Prepaid expenses and other assets...............                      (21,230)               (149,191)
     Escrow deposits.................................                      131,577                (138,271)
     Accounts payable................................                         (549)                (35,092)
     Accrued expenses................................                      (23,781)                  7,834
     Accrued interest................................                      (28,421)                300,254
     Accrued property taxes..........................                       61,944                 129,384
     Payable to affiliates - General Partner.........                   (1,982,831)                135,803
     Security deposits and deferred rental ..........
       revenue.......................................                       75,746                 (21,654)
                                                                   ---------------          --------------

       Total adjustments.............................                      908,001              (1,643,187)
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        110,810         $     2,061,169
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

                               September 30, 1996

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1996 are not necessarily indicative of the results to be expected for the year ending December 31, 1996.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined ("the Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in limited partnership ("Units") will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Nine Months Ended
                                                                September 30,
                                                         -----------------------
                                                            1996        1995
                                                         ----------   ----------
Charged to other assets:
Property management fees - affiliates................    $  620,793   $  674,514
Interest - affiliates................................        52,972      124,139
Charged to general and administrative affiliates:
   Partnership administration........................       270,091      347,284
                                                          ---------    ---------
                                                         $  943,856   $1,145,937
                                                          =========    =========

Charged to General Partner's deficit:
   MID...............................................    $  377,757   $  769,728
                                                          =========    =========

NOTE 5.
-------

In 1996, the Partnership adopted the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the
Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." This statement requires the cessation of depreciation on assets held for sale.

NOTE 6.
-------

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

                                                    Gain on Sale  Cash Proceeds
                                                    ------------  -------------
Sales price.......................................  $    45,000     $  45,000
Mortgages and accrued interest assumed by
   purchaser......................................    8,191,859
Basis of real estate sold.........................   (5,973,567)
                                                     ----------

Gain on disposition of real estate................  $  2,263,292
                                                      ==========

                                                                     --------
Net cash proceeds.................................                  $  45,000
                                                                     ========

Also related to the sale of Sundance, the Partnership recognized a $268,433 gain on early extinguishment of debt related to the interest in net profits portion of the debt.

NOTE 9.
-------

On July 27, 1995, the Partnership sold its investment in Lamar Plaza to an unaffiliated buyer for assumption of the first and second liens by the purchaser. The gain on disposition is detailed below:

                                                        Gain on Sale
                                                        ------------
Mortgage and accrued interest by purchaser.......       $  4,195,215
Basis of real estate sold........................         (3,030,994)
                                                         -----------

Gain on disposition of real estate...............       $  1,164,221
                                                         ===========

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing properties. At September 30, 1996, the Partnership owned six apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Total Partnership revenues decreased by $4,375,302 or 26% for the nine months ended September 30, 1996. Rental revenue decreased by $955,937 or 7% while interest income increased by $74,004.

Rental revenue for the nine months ended September 30, 1996 was $12,510,833 as compared to $13,466,770 for the same period last year. The decrease of $955,937 is due to the loss in rental revenue of $1,322,305 generated by Sundance and Lamar Plaza, which were sold in June and July of 1995. This decrease was partially offset by the increase in rental revenue at four of the remaining Partnership's properties.

In 1995, the Partnership recognized a gain on disposition of real estate of $3,427,513 as a result of the sale of Sundance and Lamar Plaza, as well as, a gain on legal settlement of $65,857 as a result of the settlement with Southmark. No such gains were recognized in 1996.

Expenses:

Partnership expenses decreased by $1,980,380 or 13% for the first nine months of 1996 as compared to the same period last year primarily due to the sale of Sundance and Lamar Plaza in 1995. The effects from these transactions were declines of $730,195 for interest, $354,739 for depreciation, $78,621 for property taxes, $152,125 for personnel expenses, $68,501 for utilities, $149,184 for repair and maintenance, $66,672 for property management fees - affiliates, and $96,274 other property operating expenses.

In addition to the sale of Sundance and Lamar, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $71,167 or 57% and $40,775 or 98% for the nine and three months ended September 30, 1996, respectively, due to the repayment of $235,145 in advances in October 1995 and $1,419,339 in May 1996.

Property tax expense decreased by $61,606 or 7% for the nine months ended September 30, 1996, while for the three month period ended September 30, 1996 property tax expense increased by $5,931 or 2% as compared to the same period last year. The overall decrease is due to the successfully appeal of real estate taxes at Palisades for the years 1990 through 1993, resulting in refunds of $88,775 realized in the first quarter of 1996.

Utility expenses increased by $112,299 or 11% and $51,630 or 19% for the nine and three months ended September 30, 1996, respectively. The increase is due to an increase in gas and oil usage as a result of the harsh weather conditions in 1996.

General and administrative expenses increased $44,340 or 51% for the nine months ended September 30, 1996 as compared to the same period last year. This increase is due to legal and professional fees relating to the land condemnation at Palisades and with the sale of Millwood Park.

General and administrative - affiliate expenses decreased $77,193 or 22% and $27,618 or 27% for the nine and three months ended September 30, 1996, respectively, as compared to the same period last year. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 1996, the Partnership provided $110,810 in cash from operations as compared to $2,061,169 in cash provided from operations in 1995. This decrease can be attributed to the reduction in cash received from tenants as a result of the sales of Sundance and Lamar Plaza in 1995 and the payment of $1.6 million in deferred payments to affiliates of the General Partner.

The Partnership expended $1,925,457 and $721,389 for capital improvements to its properties for the nine months ended September 30, 1996 and 1995, respectively. The Partnership also received cash proceeds of $45,000 for the sale of Sundance in 1995.

During the first nine months of 1996, the Partnership expended $2,552,505 for financing activities as compared to $2,108,361 for the same period in 1995. The principle payments on the mortgage notes payable declined in 1996 due to $1,750,000 discounted payoff of the interest in net profits on Buccaneer Village, in 1995. During 1996, the Partnership repaid $1,419,339 in advances and made MID payments of $910,551. During 1995, the Partnership received cash proceeds of $334,062 for the refinancing of Plaza Westlake.

Short-term liquidity:

At September 30, 1996, the Partnership held cash and cash equivalents of $1,424,211. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs in 1996. The General Partner believes that anticipated operating results for 1996 will be sufficient to fund the Partnership's budgeted $2 million in capital improvements for 1996 and to repay the current portion of the Partnership's mortgage notes. On October 3, 1996, the Partnership sold Millwood Park Apartments receiving approximately $1.3 million in net proceeds. These funds will be used to pay additional MID due to the General Partner.

Long-term liquidity:

The Partnership's working capital needs have been supported by advances from affiliates during the past several years. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occurring as funds became available; other advances were longer term in nature due to lack of funds for repayment. Additionally, the General Partner has allowed the Partnership to defer payment of MID and reimbursements until such time as the Partnership 's cash reserves allow payments. During 1996, the Partnership has begun to make repayments to the General Partner for advances and has paid the accrued reimbursements. The Partnership will continue to make such payments as is allowed by cash reserves and cash flows of the Partnership.
However, the Partnership will not be able to repay the General Partner all payables outstanding in the foreseeable future. The General Partner will continue to defer the unpaid sums until the Partnership's cash reserves allow such payments.

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

As an additional source of liquidity, the General Partner may attempt to sell Partnership properties judged to be mature considering the circumstances of the market where the properties are located, as well as the Partnership's need for liquidity. However, there can be no guarantee that the Partnership will be able to sell any of its properties for an amount sufficient to retire the related mortgage note and still provide cash proceeds to the Partnership, or that such cash proceeds could be timed to coincide with the liquidity needs of the Partnership. In this regard, the Partnership placed Millwood Park on the market and on January 22, 1996, the Partnership executed a purchase agreement with an unaffiliated third party to purchase Millwood Park Apartments. On October 3, 1996, the Partnership sold Millwood Park for net proceeds of approximately $1.3 million.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1996 and 1995, $775,686 and $185,218, respectively, were allocated to the General Partner. The limited partners received allocations of net income
(loss) of $(1,572,877) and $3,519,138 for the nine months ended September 30, 1996 and 1995, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $377,757 for the MID has been accrued by the Partnership for the period ended September 30, 1996 for the General Partner.

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

         27.                        Financial  Data  Schedule  for   the quarter
                                    ended September 30, 1996.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1996.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL REAL ESTATE FUND XII, Ltd.

                                 By: McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



November 14, 1996                    By:  /s/  Donald K. Reed
-----------------                       ----------------------------------------
Date                                    Donald K. Reed
                                        President and Chief Executive Officer



November 14, 1996                    By:  /s/  Ron K. Taylor
-----------------                       ----------------------------------------
Date                                    Ron K. Taylor
                                        Acting Chief Financial Officer of McNeil
                                          Investors, Inc.



November 14, 1996                    By:  /s/  Brandon K. Flaming
-----------------                       ----------------------------------------
Date                                    Brandon K. Flaming
                                        Chief Accounting Officer of McNeil
                                          Real Estate Management, Inc.