Form 10-K405
period 1996-12-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1997-03-31
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended              December 31, 1996
                              --------------------------------------------------

                                                        OR

[ ]  TRANSITION REPORT PURSUANT   TO  SECTION 13  OR  15(d)  OF  THE  SECURITIES
     EXCHANGE ACT OF 1934

     For the transition period from ______________ to_____________

     Commission file number  0-10743
                            --------


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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)

Registrant's telephone number, including area code      (972)  448-5800
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

228,139 of the registrant's 229,690 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:    See Item 14, Page 37

                                TOTAL OF 40 PAGES

                                     PART I

ITEM 1.    BUSINESS
-------    --------

ORGANIZATION
------------

McNeil Real Estate Fund XII, Ltd. (the "Partnership") was organized February 2, 1981, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil ("McNeil"). The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 6, 1991, as amended (the "Amended Partnership Agreement"). Prior to September 6, 1991, Pacific Investors Corporation (the prior "Corporate General Partner"), a wholly-owned subsidiary of Southmark Corporation ("Southmark"), and McNeil were the general partners of the Partnership, which was governed by an agreement of limited partnership, dated February 2, 1981 (the "Original Partnership Agreement") as amended May 13, 1981. The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

On June 8, 1981, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $120,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 30, 1982, with 230,728 Units sold at $500 each, or gross proceeds of $115,364,000 to the Partnership. In addition, the original general partners purchased a total of 200 Units for $100,000. During 1993 to 1995, a total of 948 Units were relinquished. In 1996, 152 Units were relinquished leaving 229,828 Units outstanding at December 31, 1996. Subsequent to year end, 138 Units were relinquished, leaving 229,690 Units outstanding at January 31, 1997.

SOUTHMARK BANKRUPTCY AND CHANGE IN GENERAL PARTNER
--------------------------------------------------

On July 14, 1989, Southmark filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code. Neither the Partnership, McNeil nor the Corporate General Partner were included in the filing. Southmark's reorganization plan became effective August 10, 1990. Under the plan, most of Southmark's assets, which included Southmark's interests in the Corporate General Partner, were sold or liquidated for the benefit of creditors.

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

The Amended Partnership Agreement provides for a Management Incentive Distribution ("MID") to replace all other forms of general partner compensation other than property management fees and reimbursement of certain costs.
Additional Units may be issued in connection with the payment of the MID pursuant to the Amended Partnership Agreement. See Item 8 - Note 2 - "Transactions with Affiliates". For a discussion of the methodology for calculating and distributing the MID, see Item 13 - Certain Relationships and Related Transactions.

Settlement of Claims:

The Partnership filed claims with the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (the "Bankruptcy Court") against Southmark for damages relating to improper overcharges, breach of contract and breach of fiduciary duty. The Partnership settled these claims in 1991, and such settlement was approved by the Bankruptcy Court.

An Order Granting Motion to Distribute Funds to Class 8 Claimants dated April 14, 1995, was issued by the Bankruptcy Court. In accordance with the Order, in May 1995, the Partnership received in full satisfaction of its claims, $49,818 in cash, and common and preferred stock in the reorganized Southmark which represents the Partnership's pro-rata share of Southmark assets available for Class 8 Claimants. The Partnership sold the Southmark common and preferred stock in May 1995 for $16,039, which combined with the cash proceeds from Southmark, resulted in a gain on legal settlement of $65,857.

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1996, the Partnership owned six income-producing properties as described in Item 2 - Properties.

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

Business Plan:

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001. Until such time as the Partnership's assets are liquidated, the Partnerships plan of operations is to preserve or increase the net operating income of its assets whenever possible, while at the same time making whatever capital expenditures are reasonable under the circumstances in order to preserve and enhance the value of the Partnership's assets.

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

Forward Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1996. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors

Other Information:

The environmental laws of the Federal government and of certain state and local governments impose liability on current property owners for the clean-up of hazardous and toxic substances discharged on the property. This liability may be imposed without regard to the timing, cause or person responsible for the release of such substances onto the property. The Partnership could be subject to such liability in the event that it owns properties having such environmental problems. The Partnership has no knowledge of any pending claims or proceedings against the Partnership regarding such environmental problems.

The Partnership has become aware of the existence of certain underground solvent based contamination at a portion of the Lodge at Aspen Grove. The Partnership understands the source of the contamination is related to underground storage tanks located at a Colorado Department of Transportation ("CDOT") facility nearby. The Partnership has been informed that CDOT, as the responsible party, has agreed to remediate the property to comply with state and federal standards. The Partnership believes that CDOT has submitted a corrective action plan to the Colorado Department of Public Health and Environment and that implementation of the plan is ongoing. CDOT is negotiating to obtain access agreements from impacted landowners, including the Partnership.

ITEM 2.    PROPERTIES
-------    ----------

The following table sets forth the properties of the Partnership at December 31, 1996. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8
- Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                              Net Basis                            1996             Date
Property              Description            of Property           Debt         Property Tax      Acquired
--------              -----------            -----------           ----         ------------      --------

Brendon Way (1)       Apartments
   Indianapolis, IN   770 units            $      9,891,890   $  17,829,789    $     444,108        1/82

Castle Bluff (2)      Apartments
   Kentwood, MI       241 units                   2,360,133       4,427,466          135,249        1/82

Channingway           Apartments
   Columbus, OH       770 units                   9,422,017      12,791,999          179,007       12/82

Lodge at
  Aspen Grove
(formerly Buccaneer
  Village) (3)        Apartments
   Denver, CO         284 units                   4,604,766       5,451,038           71,591        2/82

Palisades at the
  Galleria (4)        Apartments
   Atlanta, GA        370 units                   6,713,909      10,505,263           82,535        7/82

Plaza Westlake (5)
   Glendale           Retail Center
   Heights, IL        121,407 sq. ft.             4,228,637       3,853,518           93,142        3/82
                                            ---------------   -------------     ------------

                                           $     37,221,352  $   54,859,073    $   1,005,632
                                            ===============   =============     ============

-----------------------------------------
Total:    Apartments  -  2,435 units
          Retail Center - 121,407 sq. ft.

 (1) Brendon Way Apartments is owned by Brendon Way Fund XII Associates, a general partnership, which is wholly-owned by the Partnership and the General Partner.

 (2) Castle Bluff Apartments is owned by Castle Bluff Fund XII Associates, L.P. which is wholly-owned by the Partnership and the General Partner.

 (3) Lodge at Aspen Grove is owned by Buccaneer Fund XII, Ltd. which is wholly-owned by the Partnership.

 (4) Palisades at the Galleria Apartments is owned by Palisades Fund XII Associates, L.P. which is wholly-owned by the Partnership.

 (5) Plaza Westlake is owned by Plaza Westlake Fund XII, Ltd. which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1996           1995            1994           1993          1992
                                    -------------  -------------  --------------  -------------  -----------
Brendon Way
   Occupancy Rate............             82%             86%            90%            90%             85%
   Rent Per Square Foot......       $    5.97      $     6.12      $    6.05       $   5.60      $     5.68

Castle Bluff
   Occupancy Rate............             97%             96%            98%            93%             93%
   Rent Per Square Foot......       $    7.55      $     7.28      $    6.92       $   6.62      $     6.37

Channingway
   Occupancy Rate............             88%             86%            89%            91%             89%
   Rent Per Square Foot......       $    6.35      $     5.88      $    5.88       $   5.75      $     5.46

Lodge at Aspen Grove
   Occupancy Rate............             97%             94%            95%            96%             97%
   Rent Per Square Foot......       $    8.14      $     7.92      $    7.42       $   7.00      $     6.25

Palisades at the Galleria
   Occupancy Rate............             96%             97%            99%            98%             92%
   Rent Per Square Foot......       $    8.69      $     8.20      $    7.83       $   7.04      $     6.22

Plaza Westlake
   Occupancy Rate............            100%             98%            99%           100%             85%
   Rent Per Square Foot......       $    8.60      $     7.75      $    7.73       $   7.92      $     7.84

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions at Properties

Brendon Way is competing in an increasingly soft market with many lease incentives available to renters. The property's occupancy is currently below the average sub-market occupancy rate of 90%. Rental rates at Brendon Way are averaging $.60 per square foot, which is comparable to the rates offered by competitors in the Indianapolis sub-market in which Brendon Way is located. Minor renovations have improved the curb appeal of the property. The lack of funds to complete a major renovation of the aging property creates a challenge for Brendon Way to stay competitive.

Castle Bluff is in a highly competitive market with the occupancy rates running between 94% and 99%. Castle Bluff is currently competing in a robust economy. The Kentwood, Michigan property has done some renovations to remain aggressive in the market and anticipates raising the rental rates to $.68 per square foot.

Channingway is located in an area east of Columbus, Ohio with a sub-market of 28,355 apartment units. The property is currently below the market average occupancy rate of 94% and monthly rental rates are slightly lower than market. In 1997, the property will continue to cure the deferred maintenance items to add value and marketability to the community.

Since 1992, the rental rates at Lodge at Aspen Grove have increased by 30% due to improved market conditions. The market maintains a strong occupancy level at 96%. The Denver economy is still expanding and creating job growth that is fueling new construction. During 1996, 4,600 units were added to the metropolitan area.

Occupancy rates at Palisades at the Galleria have remained strong since the 1991 renovation program began. The $3 million renovation program included new interiors, signage, exterior painting, asphalt and upgrading the clubhouse. The Atlanta sub-market continues to maintain average occupancy rates running between 90% and 92%. Due to increased multi-family construction and road construction in the area, the property may experience a slight decline in the occupancy rate during 1997.

Plaza Westlake enters 1997 with an occupancy rate of 100%, well above the market average of 89%. Plaza Westlake is located in Glendale Heights, Illinois in a high traffic area with a proven anchor. Construction of a new 80,000 square foot strip center is currently underway with plans to build an additional 15,000 square foot retail building in the vicinity of Plaza Westlake.

The following schedule shows lease expirations for the Partnership's commercial property for 1997 through 2006:

                      Number of                       Annual        % of Gross
                     Expirations    Square Feet        Rent        Annual Rent
                     -----------    -----------      --------      -----------

Plaza Westlake
--------------
1997                      3            5,963         $ 65,308           7%
1998                      4           27,984          260,264          30%
1999                      5           73,295          375,114          44%
2000                      2            3,690           48,619           6%
2001                      3            9,438          111,138          13%
2002-2006                 -                -                -            -

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for the commercial property:

Nature of
Business              Square Footage                          Lease
   Use                    Leased        Annual Rent         Expiration
----------            --------------    -----------         ----------

Plaza Westlake

Entertainment            17,584         $   149,464            1998
Retail                   68,020             310,857            1999

ITEM 3.    LEGAL PROCEEDINGS
-------    -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business.

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

For a discussion of the Southmark bankruptcy, see Item 1 - Business.

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

(B)     Title of Class                       Number of Record Unit Holders

        Limited partnership units            13,674 as of January 31, 1997

(C) No distributions were made to the limited partners in 1996 or 1995, and none are anticipated in 1997. The Partnership accrued distributions for the MID of $924,117 and $1,044,865 for the benefit of the General Partner for the years ended December 31, 1996 and 1995, respectively. Total MID distributions of $3,512,412 remain unpaid as of December 31, 1996. See Item 8 - Note 2 - "Transactions with Affiliates." The Partnership anticipates making additional distributions to the General Partner for the contingent MID in 1997. See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will be resumed to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8.

Statements of                                             Years Ended December 31,
Operations                              1996           1995            1994           1993           1992
------------------                  -------------  -------------  --------------  -------------  -------------
Rental revenue...............      $  16,327,181   $  17,533,914  $  21,295,696   $ 24,228,119   $  23,603,862
Total revenue................         18,046,806      21,195,706     27,701,373     32,481,572      24,837,444
Gain on disposition of
real estate..................          1,506,169       3,427,513      6,307,885      8,193,880         714,048
Income (loss) before
extraordinary item...........            391,871       1,183,425      3,220,934      4,178,756      (3,917,231)
Extraordinary gain on
extinguishment of debt, net..                  -       1,304,587        246,149              -          79,639
Net income (loss)............            391,871       2,488,012      3,467,083      4,178,756      (3,837,592)

Net income (loss) per limited
partnership unit:
Income (loss) before
extraordinary item...........     $        (7.12)  $        4.89   $      13.27   $      17.20   $      (16.11)
Extraordinary gain on
extinguishment of debt.......                  -            5.25           1.01              -             .33
                                   -------------    ------------    -----------    -----------    ------------
Net income (loss)............     $        (7.12)  $       10.14   $      14.28   $      17.20   $      (15.78)
                                   =============    ============    ===========    ===========    ============

                                                              As of December 31,
Balance Sheets                          1996           1995            1994           1993             1992
--------------                      -------------- -------------- --------------- --------------- ---------

Real estate investments, net...   $   37,221,352   $ 39,098,068    $ 40,915,017   $ 52,304,839   $   65,885,322
Assets held for sale...........                -      3,164,323      12,724,693     11,421,936        7,484,189
Total assets...................       42,666,935     52,112,866      60,189,348     72,830,100       78,455,373
Mortgage notes payable.........       54,859,073     59,160,426      68,152,522     79,867,507       90,732,765
Partners' deficit..............      (18,381,430)   (17,849,184)    (19,292,331)   (21,594,865)     (24,581,787)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following properties have been sold during the five years ended December 31, 1996.

               Property                                    Date Sold
               --------                                    ---------

             Millwood Park                                October 1996
             Lamar Plaza                                  July 1995
             Sundance Apartments                          June 1995
             Fox Run Apartments                           December 1994
             Village East Apartments                      November 1994
             Cedar Mill Crossing Apartments               December 1993
             Valley Fair Shopping Center                  May 1992

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------      -----------------------------------------------------------
             AND RESULTS OF OPERATIONS
             -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1996, the Partnership owned six properties. All of the Partnership properties are subject to mortgage notes.

During 1996, the Partnership sold one property. This sale resulted in net cash proceeds to the Partnership of $1,252,142.

RESULTS OF OPERATIONS
---------------------

1996 compared to 1995

Revenue:

Total Partnership revenues decreased in 1996 by $3,148,900 or 15% as compared to the same period in 1995. Rental revenue decreased by $1,206,733 or 7% while interest income increased $45,034. In 1996, the Partnership incurred a gain on disposition of real estate totaling $1,506,169, while in 1995, gains on legal settlement and disposition of real estate totaled $3,493,370.

The decrease in rental revenue is due to the loss of revenue generated by Sundance and Lamar Plaza, which were sold in June and July of 1995, and Millwood Park, which was sold in October of 1996. See Item 8 - Note 6 - "Dispositions of Properties". This decrease was partially offset by the increase in rental revenue at four of the Partnership's properties.

Expenses:

Partnership expenses decreased by $2,357,346 for the year ended 1996 as compared to 1995 primarily due to the sales of Sundance and Lamar Plaza in 1995 and Millwood Park in 1996. The effects from these transactions were declines of $807,431 for interest, $623,094 for depreciation, $73,719 for property taxes, $185,004 for personnel expenses, $97,043 for utilities, $133,406 for repairs and maintenance, $84,924 for property management fees, and $137,026 for other operating expenses.

In addition to the sales of Sundance, Lamar Plaza, and Millwood Park, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $107,231 or 67% due to the to the repayment of affiliate advances of $235,146 in October 1995 and $1,419,339 in May 1996.

Property tax expense decreased by $77,316 or 7% (excluding the effects of the sales noted above) due to the successful appeal of prior year real estate taxes at Channingway and Palisades at the Galleria.

Utilities expense increased by $109,328 or 9% (excluding the effects of the sales noted above) in 1996 compared to 1995 due the increase in costs of gas and oil rates with the largest increase occurring at Brendon Way.

General and administrative expenses increased $70,648 or 71% in 1996 as compared to the same period last year. This increase is due to legal and professional fees relating to the land condemnation at Palisades and the sale of Millwood Park.

General and administrative - affiliate expenses decreased $103,237 or 23% for the year ended 1996 as compared to 1995. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs which is based on the number of properties owned.

General and administrative - affiliates expense decreased by $103,237 or 23% for the period ended 1996 as compared to 1995. The decrease is due to the reduction of overhead expenses allocable to the Partnership.

1995 compared to 1994

Revenue:

Total Partnership revenues decreased in 1995 by $6,505,667 or 23% as compared to the same period in 1994. Rental revenue decreased by $3,761,782 or 18% while interest income increased $91,507. In 1994 the Partnership incurred gains on involuntary conversion and disposition of real estate totaling $6,328,762, while in 1995 gains on legal settlement and disposition of real estate totaled $3,493,370.

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

Interest income increased by $91,507 as compared to the same period in 1994. This increase is due to larger average cash balances being invested in interest-bearing accounts.

Expenses:

Partnership expenses decreased by $4,468,158 for the year ended 1995 as compared to 1994 primarily due to the sales of Fox Run and Village East in 1994 and Sundance and Lamar Plaza in 1995. The effects from these transactions were declines of $1,596,275 for interest, $798,669 for depreciation, $222,028 for property taxes, $524,486 for personnel expenses, $350,785 for utilities, $543,305 for repairs and maintenance, $204,565 for property management fees, and $261,979 for other operating expenses.

In addition to the sales of Fox Run, Village East, Sundance, and Lamar Plaza, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates increased by $22,025 or 16% due to an increase in the prime rate used to calculate interest expense on the advances.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1996, the Partnership held cash and cash equivalents of $1,768,249, down $4,023,114 from 1995.

The Partnership has experienced positive cash flow from operations of $4,710,750 for the three years ended December 31, 1996. During 1995, the Partnership received net cash proceeds of $5,017,966 for the refinancing of Millwood Park, Lodge at Aspen Grove, Palisades at the Galleria and Plaza Westlake. The Partnership also sold five properties in the last three years and has received $13,389,214 in proceeds along with insurance proceeds of $40,441 from the 1994 fire at Brendon Way and $6,000 in advances from affiliates. Over the last three years the Partnership has used cash to fund $5,864,082 in additions to real estate investments, $9,300,638 to retire mortgage notes related to the sold properties, $4,275,336 in principal payments, $718,260 for additions to deferred borrowing costs, $4,464,284 for the repayment of advances and mortgage loans from affiliates and $2,510,551 for the payment of the MID.

Cash provided from operating activities declined $2,239,870 in 1996 as compared to 1995. This decrease can be attributed to the sale of three properties in the past two years and the increase in cash paid to affiliates and property taxes paid.

The Partnership generated cash from operating activities of $2,423,582 in 1995 as compared to $2,103,456 in 1994. This increase can be attributed to the decrease in the amount paid to affiliates during 1995, which consisted of repayment of accrued interest and MID and a decrease in property taxes paid.

The Partnership continues to invest substantial sums into improvements at its properties. A total of $5,864,082 of improvements have been added to the Partnership's properties over the past three years. An additional $1.87 million of improvements have been budgeted for 1997.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues and reduce certain of its repairs and maintenance expenses. The Partnership has budgeted an additional $1.87 million of capital improvements for 1997, to be funded from property operations and cash reserves.

At December 31, 1996, the Partnership held cash and cash equivalents of $1,768,249. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates using reserves to repay the affiliate payables. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

Long-term liquidity:

The Partnership's working capital needs have been supported by advances from affiliates during the past several years. Some of that support was provided on a short-term basis to meet monthly operating requirements, with repayment occurring as funds became available; other advances were longer term in nature due to lack of funds for repayment. Additionally, the General Partner has allowed the Partnership to defer payment of MID and reimbursements until such time as the Partnership's cash reserves allow payments. During 1994, the Partnership began to make repayments to the General Partner for advances and accrued MID. The Partnership will continue to make such payments as is allowed by cash reserves and cash flows of the Partnership. However, the Partnership will not be able to repay the General Partner all payables outstanding in the foreseeable future. The General Partner will continue to defer the unpaid sums until the Partnership's cash reserves allow such payments.

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $5.86 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

The Partnership determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. Taking such conditions as well as other pertinent information into account, the Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three year period ended December 31, 1996, $2,027,598, $156,482 and $173,354, respectively, of net income was allocated to the General Partner. The limited partners received allocations of net income (loss) of $(1,635,727), $2,331,530 and $3,293,729 for the three year period ended December 31, 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $924,117 for the MID has been accrued by the Partnership for the year ended December 31, 1996 for the General Partner.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------      --------------------------------------------

                                                                                                      Page
                                                                                                      Number
INDEX TO FINANCIAL STATEMENTS
-----------------------------
Financial Statements:

   Report of Independent Public Accountants.......................................                       15

   Balance Sheets at December 31, 1996 and 1995...................................                       16

   Statements of Operations for each of the three years in the period
      ended December 31, 1996.....................................................                       17

   Statements of Partners' Deficit for each of the three years in the
      period ended December 31, 1996..............................................                       18

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1996.....................................................                       19

   Notes to Financial Statements..................................................                       21

   Financial Statement Schedule -
         Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       33

















All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XII, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XII, Ltd. (a California limited partnership) as of December 31, 1996 and 1995, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XII, Ltd. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 10, 1997

                        McNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                           1996                 1995
                                                                       ---------------    ----------------
ASSETS
------
Real estate investments:
   Land.....................................................           $     6,079,334      $    6,280,580
   Buildings and improvements...............................                75,302,352          73,318,763
                                                                        --------------       -------------
                                                                            81,381,686          79,599,343
   Less:  Accumulated depreciation and amortization.........               (44,160,334)        (40,501,275)
                                                                        --------------       -------------
                                                                            37,221,352          39,098,068

Asset held for sale.........................................                         -           3,164,323

Cash and cash equivalents...................................                 1,768,249           5,791,363
Cash segregated for security deposits.......................                   433,750             316,665
Accounts receivable.........................................                   242,360             206,847
Prepaid expenses and other assets...........................                   138,853             149,212
Escrow deposits.............................................                 1,167,732           1,459,480
Deferred borrowing costs, net of accumulated
   amortization of $617,954 and $476,661 at
   December 31, 1996 and 1995, respectively.................                 1,694,639           1,926,908
                                                                        --------------       -------------
                                                                       $    42,666,935      $   52,112,866
                                                                        ==============       =============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------
Mortgage notes payable......................................           $    54,859,073      $   59,160,426
Accounts payable............................................                    16,402              86,164
Accrued expenses............................................                   142,099             146,379
Accrued interest............................................                   383,990             411,489
Accrued property taxes......................................                   837,798             935,318
Deferred gain - land condemnation...........................                   297,754                   -
Advances from Southmark.....................................                    37,472              35,147
Advances from affiliates - General Partner..................                    29,494           1,474,968
Payable to affiliates - General Partner.....................                 3,941,378           7,196,483
Security deposits and deferred rental income................                   502,905             515,676
                                                                        --------------       -------------
                                                                            61,048,365          69,962,050
                                                                        --------------       -------------

Commitments and Contingencies

Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,828 and 229,980 limited partnership
     units issued and outstanding at
     December 31, 1996 and 1995, respectively...............                (9,148,979)         (7,513,252)
   General Partner..........................................                (9,232,451)        (10,335,932)
                                                                        --------------       -------------
                                                                           (18,381,430)        (17,849,184)
                                                                        --------------       -------------
                                                                       $    42,666,935      $   52,112,866
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1996               1995               1994
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   16,327,181     $   17,533,914    $    21,295,696
   Interest................................               213,456            168,422             76,915
   Gain on dispositions of real estate.....             1,506,169          3,427,513          6,307,885
   Gain on involuntary conversion..........                     -                  -             20,877
   Gain on legal settlement................                     -             65,857                  -
                                                    -------------      -------------     --------------
     Total revenue.........................            18,046,806         21,195,706         27,701,373
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             5,112,770          6,204,096          7,642,760
   Interest - affiliates...................                53,622            160,853            138,828
   Depreciation and amortization...........             3,659,059          4,019,174          4,619,944
   Property taxes..........................             1,071,510          1,222,545          1,515,606
   Personnel expenses......................             1,842,298          2,077,845          2,696,563
   Repairs and maintenance.................             2,185,251          2,321,887          2,956,539
   Property management fees -
     affiliates............................               811,532            877,423          1,067,967
   Utilities...............................             1,359,246          1,346,961          1,729,864
   Other property operating expenses.......             1,043,379          1,232,640          1,437,705
   General and administrative..............               169,797             99,149            163,877
   General and administrative -
     affiliates............................               346,471            449,708            510,786
                                                    -------------      -------------     --------------
     Total expenses........................            17,654,935         20,012,281         24,480,439
                                                    -------------      -------------     --------------

Income before extraordinary item...........               391,871          1,183,425          3,220,934
Extraordinary gain on extinguishment
   of debt, net............................                     -          1,304,587            246,149
                                                    -------------      -------------     --------------
Net income.................................        $      391,871     $    2,488,012    $     3,467,083
                                                    =============      =============     ==============

Net income allocable to limited
   partners................................        $   (1,635,727)    $    2,331,530    $     3,293,729
Net income allocable to General
    Partner................................             2,027,598            156,482            173,354
                                                    -------------      -------------     --------------
Net income.................................        $      391,871     $    2,488,012    $     3,467,083
                                                    =============      =============     ==============

Net income per limited partnership unit:
   Income before extraordinary item........        $        (7.12)    $         4.89    $         13.27
   Extraordinary gain on extinguishment
     of debt...............................                     -               5.25               1.01
                                                    -------------      -------------     --------------
   Net income..............................        $        (7.12)    $        10.14    $         14.28
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1996, 1995 and 1994

                                                                                                    Total
                                                     General                 Limited                Partners'
                                                     Partner                 Partners               Deficit
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1993..............       $    (8,456,354)        $   (13,138,511)      $   (21,594,865)

Net income................................               173,354               3,293,729             3,467,083

Management Incentive Distribution.........            (1,164,549)                      -            (1,164,549)
                                                  --------------          --------------        --------------

Balance at December 31, 1994..............            (9,447,549)             (9,844,782)          (19,292,331)

Net income................................               156,482               2,331,530             2,488,012

Management Incentive Distribution.........            (1,044,865)                      -            (1,044,865)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............           (10,335,932)             (7,513,252)          (17,849,184)

Net income................................             2,027,598              (1,635,727)              391,871

Management Incentive Distribution.........              (924,117)                      -              (924,117)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............       $    (9,232,451)        $    (9,148,979)      $   (18,381,430)
                                                  ==============          ==============        ==============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    For the Years Ended December 31,
                                                          ---------------------------------------------------
                                                               1996              1995               1994
                                                          --------------    --------------     --------------
Cash flows from operating activities:
   Cash received from tenants.....................        $   16,089,650    $   17,504,409     $   21,232,256
   Cash received from legal settlement............                     -            65,857                  -
   Cash paid to suppliers.........................            (6,855,751)       (7,527,222)        (8,698,900)
   Cash paid to affiliates........................            (3,126,674)       (1,102,197)        (1,809,129)
   Interest received..............................               213,456           168,422             76,915
   Interest paid..................................            (4,985,617)       (5,428,928)        (6,643,256)
   Interest paid to affiliates....................               (79,757)         (264,854)          (470,490)
   Property taxes paid............................            (1,071,595)         (991,905)        (1,583,940)
                                                           -------------     -------------      -------------
Net cash provided by operating activities.........               183,712         2,423,582          2,103,456
                                                           -------------     -------------      -------------

Cash flows from investing activities:
   Additions to real estate investments...........            (2,249,348)       (1,646,416)        (1,968,318)
   Proceeds from disposition of
     real estate investments......................             5,210,430            45,000          8,133,784
   Land condemnation escrow.......................               499,000                 -                  -
   Insurance proceeds from fire...................                     -                 -             40,441
                                                           -------------     -------------      -------------
Net cash provided by (used in)
   investing activities...........................             3,460,082        (1,601,416)         6,205,907
                                                           -------------     -------------      -------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable................................              (343,065)       (2,489,684)        (1,442,587)
   Net proceeds from refinancing of
     mortgage notes payable.......................                     -         5,017,966                  -
   Principal addition to mortgage note payable
     from release of capital improvements
     escrow.......................................               300,000                 -                  -
   Retirement of mortgage notes due to
     dispositions of real estate..................            (3,958,288)                -         (5,342,350)
   Deferred borrowing costs paid..................               (35,665)         (637,704)           (44,891)
   Repayment of mortgage loans from
     affiliate....................................                     -                 -         (1,603,135)
   Advances from affiliates - General
     Partner......................................                     -                 -              6,000
   Repayment of advances from
     affiliates - General Partner.................            (1,419,339)         (235,146)        (1,206,664)
   Management Incentive Distribution..............            (2,210,551)                -           (300,000)
                                                           -------------     -------------      -------------
Net cash provided by (used in) financing
   activities.....................................            (7,666,908)        1,655,432         (9,933,627)
                                                           --------------    -------------      --------------

Net increase (decrease) in cash and
     cash equivalents.............................            (4,023,114)        2,477,598         (1,624,264)

Cash and cash equivalents at
     beginning of year............................             5,791,363         3,313,765          4,938,029
                                                           -------------     -------------      -------------

Cash and cash equivalents at end of year..........        $    1,768,249    $    5,791,363     $    3,313,765
                                                           =============     =============      =============

See discussion of noncash investing and financing activities in Notes 6 and 7.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS


              Reconciliation of Net Income to Net Cash Provided by
                              Operating Activities


                                                          For the Years Ended December 31,
                                                   ---------------------------------------------------
                                                       1996                1995              1994
                                                   -------------      --------------    --------------
Net income.................................        $      391,871     $    2,488,012    $    3,467,083
                                                    -------------      -------------     -------------

Adjustments to reconcile net income
   to net cash provided by
   operating activities:
   Depreciation and amortization...........             3,659,059          4,019,174          4,619,944
   Amortization of discounts on
     mortgage notes payable................                     -            217,857            308,183
   Amortization of deferred
     borrowing costs.......................               152,327            170,772            226,604
   Net interest added to advances
     from Southmark........................                 2,325              2,457              2,035
   Net interest added to advances
     from affiliates - General Partner.....                     -             27,726            131,727
   Gain on disposition of real estate......            (1,506,169)                 -         (6,307,885)
   Gain on involuntary conversion..........                     -         (3,427,513)           (20,877)
   Extraordinary gain on extinguish-
     ment of debt..........................                     -         (1,304,587)          (246,149)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................              (117,085)           (13,229)            44,550
     Accounts receivable...................               (35,513)           110,712             64,178
     Prepaid expenses and other
       assets..............................                10,359            109,456             30,607
     Escrow deposits.......................              (166,824)          (263,246)           608,375
     Accounts payable......................               (69,762)          (134,177)          (427,528)
     Accrued expenses......................                (4,280)              (343)            98,033
     Accrued interest......................               (53,634)           252,355               (705)
     Accrued property taxes................               (97,520)           (26,141)          (186,427)
     Payable to affiliates - General
       Partner.............................            (1,968,671)           224,934           (230,376)
     Security deposits and deferred
       rental income.......................               (12,771)           (30,637)           (77,916)
                                                    -------------      -------------     --------------

         Total adjustments.................              (208,159)           (64,430)        (1,363,627)
                                                    --------------     -------------     --------------

Net cash provided by operating
     activities............................        $      183,712     $    2,423,582    $     2,103,456
                                                    =============      =============     ==============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1996

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

Organization
------------

McNeil Real Estate Fund XII, Ltd. (the "Partnership") was organized February 2, 1981, as a limited partnership under the provisions of the California Uniform Limited Partnership Act. The general partner of the Partnership is McNeil Partners, L.P. (the "General Partner"), a Delaware limited partnership, an affiliate of Robert A. McNeil. The Partnership is governed by an amended and restated partnership agreement of limited partnership dated September 6, 1991, as amended (the "Amended Partnership Agreement"). The principal place of business for the Partnership and the General Partner is 13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240.

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At December 31, 1996, the Partnership owned six income-producing properties as described in Note 4 - Real Estate Investments.

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

                                                   % of Ownership Interest
   Tier Partnership                           Partnership       General Partner
   ----------------                           -----------       ---------------

   Limited Partnerships:
Buccaneer Fund XII, Ltd. (a)(c)                   100%                    -%
Castle Bluff Fund XII Associates, L.P. (b)         99                     1
Millwood Park Fund XII, Ltd. (a)(c)               100                     -
Palisades Fund XII Associates, L.P. (a)(c)        100                     -
Plaza Westlake Fund XII, Ltd. (a)(b)              100                     -

   General Partnerships:
Brendon Way Fund XII Associates (b)                99                     1

(a) The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

(b) Included in financial statements for years ended December 31, 1996, 1995 and 1994.

(c)  Included   in   financial statements for years   ended  December  31,  1996
     and 1995.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated recoverable amount.

The Partnership's method of accounting for real estate investments is in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"), which the Partnership adopted effective January 1, 1996. The adoption of SFAS 121 did not have a material impact on the accompanying financial statements.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Assets Held for Sale
--------------------

Assets held for sale are stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on these assets ceases at the time they are placed on the market for sale.

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

b) then, net income in an amount equal to the cumulative amount paid to the General Partner for the Management Incentive Distribution ("MID") for which no previous income allocations have been made, shall be allocated to the General Partner; provided, however, that if all or a portion of such payment consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

c) then, any remaining net income shall be allocated to achieve the ratio of 5% to the General Partner and 95% to the limited partners.

The Amended Partnership Agreement also provides that net losses, other than those arising from a sale or refinancing, shall be allocated 5% to the General Partner and 95% to the limited partners. Net losses arising from a sale or refinancing shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1996, 1995 and 1994 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1996, 1995 or 1994. The Partnership paid or accrued distributions of $924,117, $1,044,865 and $1,164,549 for the benefit of the General Partner for the years ended December 31, 1996, 1995 and 1994, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 229,828, 229,980 and 230,594 Units outstanding in 1996, 1995 and 1994.

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

MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. No Units were issued in payment of the MID in 1996, 1995 or 1994.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1996, 1995 or 1994 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                              For the Years Ended December 31,
                                             -----------------------------------
                                                 1996       1995        1994
                                             ----------  ----------  -----------

Property management fees - affiliates......  $  811,532  $  877,423  $ 1,067,967
Charged to interest expense:
   Interest expense on affiliate
     loans and advances....................      53,622     160,853      138,828
Charged to general and
   administrative - affiliates:
   Partnership administration..............     346,471     449,708      510,786
                                              ---------   ---------   ----------
                                             $1,211,625  $1,487,984  $ 1,717,581
                                              =========   =========   ==========

Charged to General Partner's deficit:
   MID.....................................  $  924,117  $1,044,865  $ 1,164,549
                                              =========   =========   ==========

Payable to affiliates - General Partner at December 31, 1996 and 1995 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. The General Partner has waived the collection terms of the MID until the Partnership has an adequate level of cash reserves. In 1996 and 1994, the Partnership paid $2,210,551 and $300,000, respectively, from cash reserves for the MID.

The total advances from affiliates at December 31, 1996 and 1995 consist of the following:

                                                     1996          1995
                                                  ---------    -------------
  Advances from General Partner- revolving
   credit facility                                $       -    $   1,419,339
  Advances purchased by General Partner              27,903           27,903
  Accrued interest payable                            1,591           27,726
                                                   --------     ------------
                                                  $  29,494    $   1,474,968
                                                   ========     ============

The advances are unsecured, due on demand and accrue interest at the prime lending rate of the Bank of America plus 1%. The prime lending rate was 8.25% and 8.5% at December 31, 1996 and 1995, respectively.

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

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $3,627,641 in 1996, $1,939,981 in 1995 and $8,345,846 in 1994.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1996 and 1995 are set forth in the following tables:

                                                                        Accumulated
                                                    Buildings and       Depreciation          Net Book
       1996                         Land            Improvements      and Amortization          Value
       ----                    --------------     ----------------    ----------------    ---------------
Brendon Way
   Indianapolis, IN            $    1,067,661     $     21,439,074     $  (12,614,845)    $     9,891,890
Castle Bluff
   Kentwood, MI                       239,839            5,329,617         (3,209,323)          2,360,133
Channingway
   Columbus, OH                     1,544,716           18,357,567        (10,480,266)          9,422,017
Lodge at Aspen Grove
   (formerly Buccaneer Village)
   Denver, CO                         996,813            9,158,390         (5,550,437)          4,604,766
Palisades at the Galleria
   Atlanta, GA                        774,721           14,354,131         (8,414,943)          6,713,909
Plaza Westlake
   Glendale Heights, IL             1,455,584            6,663,573         (3,890,520)          4,228,637
                                -------------      ---------------      -------------       -------------
                               $    6,079,334     $     75,302,352     $  (44,160,334)     $   37,221,352
                                =============      ===============      =============       =============

                                                                        Accumulated
                                                   Buildings and        Depreciation          Net Book
       1995 (a)                     Land           Improvements       and Amortization          Value
       --------                --------------     ----------------    ----------------     --------------

Brendon Way                    $    1,067,661     $     20,754,167     $  (11,558,721)     $   10,263,107
Castle Bluff                          239,839            5,180,700         (2,974,727)          2,445,812
Channingway                         1,544,716           18,036,789         (9,631,879)          9,949,626
Lodge at Aspen Grove                  996,813            8,770,558         (5,149,204)          4,618,167
Palisades at the Galleria             975,967           14,101,466         (7,629,419)          7,448,014
Plaza Westlake                      1,455,584            6,475,083         (3,557,325)          4,373,342
                                -------------      ---------------      -------------       -------------
                               $    6,280,580     $     73,318,763     $  (40,501,275)     $   39,098,068
                                =============      ===============      =============       =============

(a) During 1994, management placed Millwood Park on the market for sale. Therefore, at December 31, 1995, Millwood Park was recorded as an asset held for sale. On October 3, 1996, Millwood Park was sold.

The Partnership leases its commercial property under various non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1996, are as follows:

           1997....................................         $   840,000
           1998....................................             617,000
           1999....................................             489,000
           2000....................................             160,000
           2001....................................              37,000
           Thereafter..............................                   -
                                                             ----------
               Total...............................         $ 2,143,000
                                                             ==========

Future minimum rents do not include contingent rents or operating expense reimbursements. Contingent rents and operating expense reimbursements amounted to $147,333 in 1996, $191,814 in 1995 and $251,475 in 1994, and are included in rental revenue on the Statements of Operations.

The  Partnership's   properties  are  encumbered  by  mortgage  indebtedness  as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth mortgage notes payable of the Partnership at December 31, 1996 and 1995. All mortgage notes are secured by real estate investments or the assets held for sale.

                         Mortgage     Annual       Monthly
                         Lien         Interest     Payments/                       December 31,
Property                 Position (a) Rates %      Maturity Date (h)           1996          1995
--------                 ------------ --------     --------------------   ------------  -------------
Brendon Way              First         8.00        $ 133,911      05/24   $ 17,829,789  $  18,002,757
                                                                           -----------   ------------

Castle Bluff             First         9.25           36,926      12/24      4,427,466      4,459,417
                                                                            ----------    -----------

Channingway(g)           First         Variable (b)  Variable (b) 08/98     12,791,999     12,988,079
                                                                            ----------    -----------

Lodge at
   Aspen Grove           First (c)     8.10           40,741      10/02      5,451,038      5,496,384
                                                                            ----------    -----------

Millwood Park            First (d)     8.10           29,500      10/02              -      3,982,499
                                                                            ----------    -----------

Palisades at the
Galleria                 First (e)     8.08           78,371      10/02     10,505,263     10,593,002
                                                                            ----------     ----------

Plaza Westlake           First (f)     9.50           37,285      01/00      3,853,518      3,638,288
                                                                            ----------     ----------
                                                                           $54,859,073    $59,160,426
                                                                            ==========     ==========

(a)      The   debt,  except for  Plaza  Westlake,  is   non-recourse   to   the
         Partnership.

(b) Interest on the Channingway mortgage note is adjusted annually to 2.75% over the one year Treasury bill weekly average rate with a ceiling of 15% and a floor of 7.25%. The interest rate at December 31, 1996 and 1995 was 8.625% and 8.5%, respectively.

(c) On October 20, 1995, the Partnership refinanced the mortgage note payable on Lodge at Aspen Grove. See Note 7.

(d) On October 31, 1995, the Partnership refinanced the mortgage note payable on Millwood Park. See Note 7.

(e) On October 13, 1995, the Partnership refinanced the mortgage note payable on Palisades at the Galleria. See Note 7.

(f) On March 24, 1995, the Partnership refinanced the mortgage note payable on Plaza Westlake. See Note 7.

(g) The mortgage encumbering one of the Partnership's properties, Channingway, contains provisions which may give the lenders the right to accelerate the mortgage debt as a result of the September 1991 restructuring of the Partnership. The General Partner has requested that the lender waive its right to accelerate the mortgage debt. The lender may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt which approximated $12.8 million at December 31, 1996. In such event, the Partnership will arrange alternative sources of mortgage financing. However, such refinancing may be at an interest rate which is higher or is otherwise on terms which are less favorable than those provided for by the current mortgage. Furthermore, if alternative financing cannot be obtained, the lender could foreclose on the property securing the mortgage. Management believes the likelihood of this outcome is remote and accordingly has not reflected this balance as currently due.

(h)      Balloon payments on the mortgage notes are due as follows:

           Property                           Balloon Payment          Date
           --------                           ---------------          ----

         Channingway                           $ 12,293,000            08/98
         Plaza Westlake                           3,145,640            01/00
         Lodge at Aspen Grove                     5,099,378            10/02
         Palisades at the Galleria                9,825,319            10/02

Principal maturities of the mortgage notes payable are as follows:

               1997....................................        $    657,499
               1998....................................          13,065,277
               1999....................................             527,927
               2000....................................           4,057,252
               2001....................................             507,477
               Thereafter..............................          36,043,641
                                                                -----------
                Total                                          $ 54,859,073
                                                                ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $53,290,000 as of December 31, 1996 and $58,903,000 as of December 31, 1995.

NOTE 6 - DISPOSITIONS OF PROPERTIES
-----------------------------------

On October 3, 1996, the Partnership sold Millwood Park Apartments to an unaffiliated buyer for a cash sales price of $5,327,000. Cash proceeds from this transaction, as well as the gain on sale of Millwood Park Apartments are detailed below.

                                             Gain on Sale       Cash Proceeds
                                            --------------      -------------

Cash sales price.....................       $   5,327,000       $  5,327,000
Selling costs........................            (116,570)          (116,570)
Basis of deferred borrowing costs
    written off......................            (115,607)
Basis of real estate sold............          (3,430,082)
Basis of escrows written off.........            (158,572)
                                             -------------


Gain on sale.........................       $   1,506,169
                                             ==============

Proceeds from disposition of
 real estate.........................                               5,210,430
Retirement of mortgage note..........                              (3,958,288)
                                                                  -----------

Net cash proceeds....................                            $  1,252,142
                                                                  ===========

On July 27, 1995, the Partnership sold its investment in Lamar Plaza to an unaffiliated buyer for assumption of the first and second liens by the purchaser. The gain on disposition is detailed below:

                                            Gain on Sale
                                            ------------
Mortgage and accrued interest
  assumed by purchaser..............        $ 4,195,215
Basis of real estate sold...........         (3,030,994)
                                             ----------

Gain on disposition of real estate..        $ 1,164,221
                                             ==========

On June 19, 1995 the Partnership sold its investment in Sundance to an unaffiliated buyer for a cash sales price of $45,000 and assumption of the first, second and third liens by the purchaser. Cash proceeds and the gain on disposition are detailed below.

                                             Gain on Sale       Cash Proceeds
                                             ------------       -------------
Sales price.........................         $    45,000        $      45,000
Mortgages and accrued interest
  assumed by purchaser..............           8,191,859
Basis of real estate sold...........          (5,973,567)
                                              ----------

Gain on disposition of real estate..         $ 2,263,292
                                              ==========


Net cash proceeds...................                             $     45,000
                                                                  ===========

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

                                             Gain on Sale        Cash Proceeds
                                             ------------        -------------

Sales price........................          $     54,947        $     54,947
Mortgages and accrued interest
  assumed by purchaser.............             5,345,732
Basis of real estate sold..........            (4,087,990)
                                              -----------

Gain on disposition of real estate.          $  1,312,689
                                              ===========

Credit for security deposit
  liability........................                                   (27,438)
                                                                  -----------
Net cash proceeds..................                              $     27,509
                                                                  ===========

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

                                             Gain on Sale        Cash Proceeds
                                             -------------       -------------

Sales price..........................        $  8,625,000        $  8,625,000
Selling costs........................            (301,919)           (301,919)
Prorations...........................                   -            (216,806)
Basis of real estate sold............          (3,327,885)                  -
                                              -----------
Gain on sale.........................        $  4,995,196                   -
                                              ===========         -----------
Proceeds from sale of real estate
  investment.........................                                8,106,275
Retirement of mortgage note assumed..                               (5,342,350)
                                                                  ------------
Net cash proceeds....................                            $   2,763,925
                                                                  ============

NOTE 7 - REFINANCING OF MORTGAGE NOTES PAYABLE
----------------------------------------------

On October 31, 1995, the Partnership refinanced the mortgage note payable on Millwood Park. The new loan bears an interest rate of 8.1%, requires monthly principal and interest payments of $29,500, and will mature October 31, 2002. Following is a summary of the transaction:

         New loan proceeds.........................         $   3,982,500
         Existing debt retired.....................            (3,172,754)
                                                             ------------
         Cash proceeds from refinancing............         $     809,746
                                                             ============

The Partnership deposited $460,348 into property tax and deferred maintenance escrows and incurred costs of $126,641 related to the refinancing. Also relating to the refinancing, the Partnership recognized a $333,080 loss on early extinguishment of debt due to the unamortized mortgage discount related to the retired mortgage.

On October 20, 1995, the Partnership refinanced the mortgage note payable on Lodge at Aspen Grove. The new loan bears an interest rate of 8.1%, requires monthly principal and interest payments of $40,741, and will mature October 24, 2002. Following is a summary of the transaction:

         New loan proceeds.........................          $   5,500,000
         Existing debt retired.....................             (3,398,218)
         Prepayment penalty........................               (113,650)
                                                              ------------
         Cash proceeds from refinancing............          $   1,988,132
                                                              ============

The Partnership deposited $149,217 into property tax and deferred maintenance escrows and incurred loan costs of $161,625 related to the refinancing. Also relating to the refinancing, the Partnership recognized a $468,958 loss on early extinguishment of debt due to the unamortized mortgage discount and prepayment penalties related to the retired mortgage.

On October 13, 1995, the Partnership refinanced the mortgage note payable on Palisades at the Galleria. The new loan bears an interest rate of 8.08%, requires monthly principal and interest payments of $78,371 and will mature October 16, 2002. Following is a summary of the transaction:

         New loan proceeds.........................           $   10,600,000
         Existing debt retired.....................               (8,413,974)
                                                               -------------
         Cash proceeds from refinancing............           $    2,186,026
                                                               =============

The Partnership deposited $290,726 into property tax, insurance and deferred maintenance escrows and incurred loan costs of $252,200 related to the refinancing.

On March 24, 1995, the Partnership refinanced the mortgage note payable on Plaza Westlake. The new loan bears an interest rate of 9.5%, requires monthly principal and interest payments of $37,285, and will mature January 31, 2000. Following is a summary of the transaction:

         New loan proceeds.........................            $    4,000,000
         Capital improvement account...............                  (300,000)
         Existing debt retired.....................                (3,365,938)
                                                                -------------
         Cash proceeds from refinancing............            $      334,062
                                                                =============

In addition, the Partnership incurred loan costs of $132,903 relating to the refinancing.

On February 6, 1995, the Partnership paid off the interest in net profits on Lodge at Aspen Grove for retirement of $3,588,192 of debt and accrued interest. The debt was retired at a discounted payoff of $1,750,000, which resulted in an extraordinary gain on extinguishment of debt of $1,838,192.

NOTE 8 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor is any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., et al. - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (as defined in this Section, the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (as defined in this Section, collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

On December 16, 1996, the Plaintiffs filed a consolidated and amended complaint. Plaintiffs are suing for breach of fiduciary duty, breach of contract and an accounting, alleging, among other things, that the management fees paid to the McNeil affiliates over the last six years are excessive, that these fees should be reduced retroactively and that the respective Amended Partnership Agreements governing the Partnerships are invalid. On January 7, 1997, the Court ordered consolidation with three other similar actions.

The Partnerships filed a demurrer to the complaint and a motion to strike on February 14, 1997, seeking to dismiss the complaint in all respects. The demurrer is pending. The Partnerships deny that there is any merit to Plaintiff's allegations and intend to vigorously defend this action.

NOTE 9 - DEFERRED GAIN - LAND CONDEMNATION
------------------------------------------

On February 23, 1996, the Partnership was awarded $499,000 as payment for condemnation of 6.45 acres at Palisades at the Galleria by Cobb County, Georgia. The county required the right-of-way to this property for highway construction. The condemnation of this parcel will not materially affect the operations of the property. The $499,000 is being held in escrow by the mortgagee pending completion of construction and is included with escrow deposits on the Balance Sheet. The release of the escrow is also contingent upon the property's compliance with a prescribed debt ratio. The Partnership has recorded a deferred gain of $297,754, which will recognized upon receipt of the $499,000.

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Partnership has become aware of the existence of certain underground solvent based contamination at a portion of the Lodge at Aspen Grove. The Partnership understands the source of the contamination is related to underground storage tanks located at a Colorado Department of Transportation ("CDOT") facility nearby. The Partnership has been informed that CDOT, as the responsible party, has agreed to remediate the property to comply with state and federal standards. The Partnership believes that CDOT has submitted a corrective action plan to the Colorado Department of Public Health and Environment and that implementation of the plan is ongoing. CDOT is negotiating to obtain access agreements from impacted landowners, including the Partnership. The Partnership is unable to estimate impairment, if any, to the property at this time. However, due to the existence and involvement of the responsible party, the Partnership does not believe that this event has a material impact on the accompanying financial statements.

                       McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996

                                                                                  Cumulative           Costs
                                                     Initial Cost (b)             Write-down         Capitalized
                          Related (b)                          Buildings and      and Permanent       Subsequent
Description               Encumbrances           Land           Improvements        Impairment       To Acquisition
-----------               ---------------    --------------    --------------     -------------     ---------------
Apartments:

Brendon Way
   Indianapolis, IN        $   17,829,789    $    1,067,661    $   17,490,677     $          -     $   3,948,397

Castle Bluff
   Kentwood, MI                 4,427,466           239,839         4,650,535                -           679,082

Channingway
   Columbus, OH                12,791,999         1,544,716        16,438,004                -         1,919,563

Lodge at Aspen Grove
   Denver, CO                   5,451,038           996,813         8,058,534                -         1,099,856

Palisades at the
   Galleria
   Atlanta, GA                 10,505,263           975,967        10,920,268                -         3,232,617

Retail Center:

Plaza Westlake
   Glendale Heights, IL         3,853,518         1,635,485         6,222,137         (746,424)        1,007,959
                           --------------    --------------    --------------     ------------     -------------

                          $    54,859,073   $     6,460,481   $    63,780,155    $    (746,424)   $   11,887,474
                           ==============    ==============    ==============     ============     =============



(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition.




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996

                                           Gross Amount at
                                 Which Carried at Close of Period                    Accumulated
                                                 Buildings and                       Depreciation
Description                      Land            Improvements         Total (a)      and Amortization
-----------                   --------------     -------------    ---------------    -----------------
Apartments:

Brendon Way
   Indianapolis, IN           $    1,067,661     $   21,439,074   $     22,506,735    $  (12,614,845)

Castle Bluff
   Kentwood, MI                      239,839          5,329,617          5,569,456        (3,209,323)

Channingway
   Columbus, OH                    1,544,716         18,357,567         19,902,283       (10,480,266)

Lodge at Aspen Grove
   Denver, CO                        996,813          9,158,390         10,155,203        (5,550,437)

Palisades at the
   Galleria
   Atlanta, GA                       774,721         14,354,131         15,128,852        (8,414,943)

Retail Center:

Plaza Westlake
   Glendale Heights, IL            1,455,584          6,663,573          8,119,157        (3,890,520)
                              --------------     --------------   ----------------     -------------
                             $     6,079,334    $    75,302,352  $      81,381,686    $  (44,160,334)
                              ==============     ==============   ================     =============



(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was approximately $32,463,849 and accumulated depreciation was $26,814,307 at December 31, 1996.


                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1996


                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Apartments:

Brendon Way
   Indianapolis, IN             1968/73                     01/82                   3-25

Castle Bluff
   Kentwood, MI                 1976/77                     01/82                   3-25

Channingway
   Columbus, OH                 1970/75                     12/82                   3-25

Lodge at Aspen Grove
   Denver, CO                   1970                        02/82                   3-25

Palisades at the
   Galleria
   Atlanta, GA                  1973                        07/82                   3-25

Retail Center:

Plaza Westlake
   Glendale Heights, IL         1980                        03/82                   3-25













                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                            For the Years Ended December 31,
                                                   -----------------------------------------------------
                                                       1996               1995                1994
                                                   --------------    ---------------    ----------------
Real Estate Investments:

Balance at beginning of year...............        $   79,599,343    $    78,020,212    $    96,194,009

Improvements...............................             1,983,589          1,579,131          1,869,162

Reclassification to assets held for sale...                     -                  -         (4,916,139)

Dispositions of real estate................              (201,246)                 -        (15,084,622)

Replacement of assets......................                     -                  -            (42,198)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   81,381,686     $   79,599,343    $    78,020,212
                                                    =============      =============     ==============

Accumulated Depreciation and Amortization:

Balance at beginning of year...............        $   40,501,275     $   37,105,195    $    43,889,170

Depreciation...............................             3,659,059          3,396,080          3,683,991

Reclassification to assets held for sale...                     -                  -         (2,776,585)

Dispositions of real estate................                     -                  -         (7,668,747)

Replacement of assets......................                     -                  -            (22,634)
                                                    -------------      -------------     --------------

Balance at end of year.....................        $   44,160,334     $   40,501,275    $    37,105,195
                                                    =============      =============     ==============

Assets Held for Sale:

Balance at beginning of year...............        $    3,164,323     $   12,724,693    $    11,421,936

Reclassification to assets held for sale...                     -                  -          2,139,554

Improvements...............................               265,759             67,285             99,156

Depreciation...............................                     -           (623,094)          (935,953)

Sale ......................................            (3,430,082)        (9,004,561)                 -
                                                   --------------      -------------      -------------

Balance at end of year.....................        $            -     $    3,164,323     $   12,724,693
                                                    =============      =============      =============

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              76       Mr.  McNeil  is  also  Chairman  of  the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               53       Mrs.   McNeil   is  Co-Chairman,    with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin County, CA. Mrs.
                                        McNeil serves on the International Board of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Ron K. Taylor                  39       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.     EXECUTIVE COMPENSATION
--------     ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1996, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1996. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner, collectively, own 1,551 Units, which is less than 1% of the outstanding Units.

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

MID will be paid to the extent of the Entitlement Amount, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1996, the Partnership paid or accrued for the General Partner MID in the amount of $2,210,551.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1996, the Partnership paid or accrued $1,158,003 in property management fees and reimbursements.

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
                                            McNeil Real Estate Fund XII, Ltd.(2)

           Exhibit
           Number                           Description
           -------                          -----------

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

           10.12 Termination Agreement, dated September 6, 1991, between Brendon Way Associates Fund XII and McNeil Real Estate Management, Inc.(2)

           10.13 Termination Agreement, dated September 6, 1991, between Castle Bluff XII Associates, L.P. and McNeil Real Estate Management, Inc.(2)

           Exhibit
           Number                           Description
           -------                          -----------

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

           10.17 Mortgage Note, dated March 24, 1995, between Plaza Westlake Fund XII, Ltd. and Bank One.

           10.18 Promissory Note, dated October 13, 1995, between Palisades Fund XII Associates, L.P. and Fleet Real Estate Capital, Inc.

           10.19 Mortgage Note, dated October 20, 1995, between Buccaneer Village Fund XII, Ltd. and Fleet Real Estate Capital, Inc.

           10.20 Mortgage Note, dated October 31, 1995, between Millwood Park Fund XII, Ltd. and Fleet Real Estate Capital, Inc.

           11. Statement regarding computation of Net Income per limited partnership unit (see Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies")

           Exhibit
           Number                           Description
           -------                          -----------

           22.                              Following is a list of  subsidiaries
                                            of the Partnership:

                                                                                                Names Under
                                                                           Jurisdiction         Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                           -------------------            -------------        --------------

                                            Brendon Way Fund XII             Indiana                None
                                               Associates

                                            Buccaneer Fund XII, Ltd.         Texas                  None

                                            Castle Bluff Fund XII            Georgia                None
                                               Associates, L.P.

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

                         (5) Incorporated by reference to the Annual Report of McNeil Real Estate Fund XII, Ltd. (File No. 0-10743), on Form 10-K for the period ended December 31, 1995, as filed with the Securities and Exchange Commission on March 29, 1996.


          The Partnership has omitted instruments with respect to long-term debt where the amount of securities authorized thereunder does not exceed 10% of the total assets of the Partnership and its subsidiaries on a consolidated basis. The Partnership agrees to furnish a copy of each such instrument to the Commission upon request.

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1996.

                        McNEIL REAL ESTATE FUND XII, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              McNEIL REAL ESTATE FUND XII, LTD.


                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



March 31, 1997                    By:   /s/  Robert A. McNeil
--------------                          ----------------------------------------
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



March 31, 1997                     By:  /s/  Ron K. Taylor
--------------                          ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                          Investors, Inc.
                                        (Principal Financial Officer)




March 31, 1997                     By:  /s/  Brandon K. Flaming
--------------                          ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)