Form 10-Q
period 1997-03-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1997-05-14
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended     March 31, 1997
                          ------------------------------------------------------

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

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,          December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
-------

Real estate investments:
   Land.....................................................           $     6,079,334      $    6,079,334
   Buildings and improvements...............................                75,561,695          75,302,352
                                                                        --------------       -------------
                                                                            81,641,029          81,381,686
   Less:  Accumulated depreciation and amortization.........               (45,107,293)        (44,160,334)
                                                                        --------------       -------------
                                                                            36,533,736          37,221,352

Cash and cash equivalents...................................                 1,418,805           1,768,249
Cash segregated for security deposits ......................                   436,179             433,750
Accounts receivable.........................................                   247,349             242,360
Prepaid expenses and other assets...........................                   123,142             138,853
Escrow deposits.............................................                 1,524,622           1,167,732
Deferred borrowing costs, net of accumulated amorti-
   zation of $652,741 and $617,954 at March 31,
   1997 and December 31, 1996, respectively.................                 1,659,852           1,694,639
                                                                        --------------       -------------
                                                                       $    41,943,685      $   42,666,935
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    54,698,629      $   54,859,073
Accounts payable............................................                    10,183              16,402
Accrued expenses............................................                   108,847             142,099
Accrued interest............................................                   382,851             383,990
Accrued property taxes......................................                 1,071,885             837,798
Deferred gain - land condemnation...........................                   297,754             297,754
Advance from Southmark......................................                    38,043              37,472
Advances from affiliates - General Partner..................                    30,131              29,494
Payable to affiliates - General Partner.....................                 3,813,454           3,941,378
Security deposits and deferred rental revenue...............                   566,673             502,905
                                                                        --------------       -------------
                                                                            61,018,450          61,048,365
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,690 and 229,828 limited partnership
     units issued and outstanding at March 31,
     1997 and December 31, 1996, respectively...............                (9,612,852)         (9,148,979)
   General Partner..........................................                (9,461,913)         (9,232,451)
                                                                        --------------       -------------
                                                                           (19,074,765)        (18,381,430)
                                                                        --------------       -------------
                                                                       $    41,943,685      $   42,666,935
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                         March 31,
                                                                           ---------------------------------
                                                                                1997                1996
                                                                           --------------     --------------
Revenue:
   Rental revenue...................................                       $    3,807,257     $    4,108,035
   Interest.........................................                               22,990             76,045
                                                                            -------------      -------------
     Total revenue..................................                            3,830,247          4,184,080
                                                                            -------------      -------------

Expenses:
   Interest.........................................                            1,208,030          1,268,065
   Interest - affiliates............................                                  637             23,613
   Depreciation and amortization....................                              946,959            884,292
   Property taxes...................................                              303,171            238,513
   Personnel expenses...............................                              464,384            502,444
   Utilities........................................                              420,750            457,990
   Repair and maintenance...........................                              459,016            526,973
   Property management fees - affiliates............                              192,555            204,218
   Other property operating expenses................                              217,540            254,112
   General and administrative.......................                               50,687             69,936
   General and administrative - affiliates..........                               54,805             97,365
                                                                            -------------      -------------
     Total expenses.................................                            4,318,534          4,527,521
                                                                            -------------      -------------

Net loss............................................                       $     (488,287)    $     (343,441)
                                                                            =============      =============

Net loss allocable to limited partners..............                       $     (463,873)    $     (326,269)
Net loss allocable to General Partner...............                              (24,414)           (17,172)
                                                                            -------------      -------------
Net loss............................................                       $     (488,287)    $     (343,441)
                                                                            =============      =============

Net loss per limited partnership unit...............                       $        (2.02)    $        (1.42)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1997 and 1996


                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners              Deficit
                                                ----------------        ----------------      ----------------
Balance at December 31, 1995..............      $   (10,335,932)        $    (7,513,252)      $   (17,849,184)

Net loss..................................              (17,172)               (326,269)             (343,441)

Management Incentive Distribution.........             (235,722)                      -              (235,722)
                                                  -------------           -------------        --------------

Balance at September 30, 1996.............      $   (10,588,826)         $   (7,839,521)      $   (18,428,347)
                                                 ==============           =============        ==============


Balance at December 31, 1996..............      $    (9,232,451)         $   (9,148,979)      $   (18,381,430)

Net loss..................................              (24,414)               (463,873)             (488,287)

Management Incentive Distribution.........             (205,048)                      -              (205,048)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................      $    (9,461,913)         $   (9,612,852)      $   (19,074,765)
                                                  =============           =============        ==============




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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                 March 31,
                                                                -------------------------------------------
                                                                        1997                     1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        3,859,819         $     4,103,198
   Cash paid to suppliers............................                   (1,680,714)             (1,397,041)
   Cash paid to affiliates...........................                     (580,332)               (201,650)
   Interest received.................................                       22,990                  76,045
   Interest paid.....................................                   (1,173,811)             (1,260,459)
   Property taxes paid...............................                     (377,609)               (482,604)
                                                                 -----------------          --------------
Net cash provided by operating activities............                       70,343                 837,489
                                                                 -----------------          --------------

Net cash flows from investing activities:
   Additions to real estate investments..............                     (259,343)               (589,809)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (160,444)               (162,273)
   Deferred borrowing costs paid.....................                            -                 (35,665)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (160,444)               (197,938)
                                                                 -----------------          --------------

Net increase (decrease) in cash
    and cash equivalents.............................                     (349,444)                 49,742
Cash and cash equivalents at beginning of
   period............................................                    1,768,249               5,791,363
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,418,805         $     5,841,105
                                                                 =================          ==============




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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities



                                                                            Three Months Ended
                                                                                 March 31,
                                                                  -----------------------------------------
                                                                        1997                      1996
                                                                  -----------------        ----------------
Net loss.............................................             $       (488,287)        $      (343,441)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                      946,959                 884,292
   Amortization of deferred borrowing costs..........                       34,787                  37,876
   Net interest added on advances from
     affiliates - General Partner....................                          637                  23,613
   Net interest added on advances from
     Southmark.......................................                          571                     582
     Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (2,429)                  4,456
     Accounts receivable.............................                       (4,989)                 19,930
     Prepaid expenses and other assets...............                       15,711                  (4,015)
     Escrow deposits.................................                     (356,890)                 23,793
     Accounts payable................................                       (6,219)                240,353
     Accrued expenses................................                      (33,252)                (36,287)
     Accrued interest................................                       (1,139)                (30,852)
     Accrued property taxes..........................                      234,087                 (75,957)
     Payable to affiliates - General Partner.........                     (332,972)                 99,933
     Security deposits and deferred rental ..........
       revenue.......................................                       63,768                  (6,787)
                                                                   ---------------          --------------

       Total adjustments.............................                      558,630               1,180,930
                                                                   ---------------          --------------

Net cash provided by operating activities............             $         70,343         $       837,489
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

                                 March 31, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1996, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XII, Ltd. c/o The Human Group, 2121 San Jacinto St., 26th Floor Dallas, Texas 75201.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1997        1996
                                                           ---------   ---------
Charged to other assets:
Property management fees - affiliates................     $  192,555   $ 204,218
Interest - affiliates................................            637      23,613
Charged to general and administrative affiliates:
   Partnership administration........................         54,805      97,365
                                                           ---------    --------
                                                          $  247,997   $ 325,196
                                                           =========    ========

Charged to General Partner's deficit:
   MID...............................................     $  205,048   $ 235,722
                                                           =========    ========

NOTE 5.
-------

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

NOTE 6.
-------

The Partnership has become aware of the existence of certain underground solvent based contamination at a portion of the Lodge at Aspen Grove. The source of the contamination is related to underground storage tanks located at a Colorado Department of Transportation ("CDOT") facility nearby. The Partnership has been informed that CDOT, as the responsible party, has agreed to remediate the property to comply with state and federal standards. CDOT has submitted a corrective action plan to the Colorado Department of Public Health and Environment and implementation of the plan is ongoing. CDOT is negotiating to obtain access agreements from impacted landowners, including the Partnership.
The Partnership is unable to estimate impairment, if any, to the property at this time. However, due to the existence and involvement of the responsible party, the Partnership does not believe that this event has a material impact on the accompanying financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. The Partnership has determined to evaluate market and other economic conditions to establish the optimum time to commence an orderly liquidation of the Partnership's assets in accordance with the terms of the Amended Partnership Agreement. At March 31, 1997, the Partnership owned six apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $353,833 or 8% for the period ended March 31, 1997, as compared to the same period last year. Rental revenue decreased by $300,778 or 7% and interest income decreased by $53,055.

Rental revenue for the three months ended March 31, 1997 was $3,807,257 as compared to $4,108,035 for the same period last year. The decrease of $300,778 is primarily due to the loss in rental revenue generated by Millwood Park, which was sold in October 1996.

Expenses:

Partnership expenses decreased by $208,987 or 5% for the first three months of 1997 as compared to the same period last year primarily due to the sale of Millwood Park in 1996. The effects from this transaction were declines of $83,760 for interest, $16,530 for property taxes, $50,205 for personnel expenses, $67,400 for utilities, $50,094 or repair and maintenance, $17,093 for property management fees - affiliates, and $26,561 other property operating expenses.

In addition to the sale of Millwood Park, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $22,976 for the three months ended March 31, 1997, due to the repayment of $1,419,339 in advances in May 1996.

Property tax expense increased by $81,188 or 37% for the three months ended March 31, 1997 as compared to the same period last year. The increase is due to the successful appeal of real estate taxes at Palisades for the years 1990 through 1993, resulting in refunds of $88,775 realized in the first quarter of 1996.

Utility expenses increased by $30,160 or 8% for the three months ended March 31, 1997. The increase is due to an increase in the cost of gas and oil at Brendon Way Apartments.

General and administrative expenses decreased $19,249 or 28% for the three months ended March 31, 1997 as compared to the same period last year. This decrease is due 1996 legal and professional fees relating to the land condemnation at Palisades and with the sale of Millwood Park that were not incurred in 1997.

General and administrative - affiliate expenses decreased $42,560 or 44% for the three months ended March 31, 1997 as compared to the same period last year. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first three months of 1997, the Partnership provided $70,343 in cash from operations as compared to $837,489 in cash provided from operations in 1996. This decrease can be attributed to the reduction in cash received from tenants as a result of the sale of Millwood Park in 1996 and increases in cash paid to suppliers and payments to affiliates of the General Partner.

The Partnership expended $259,343 and $589,809 for capital improvements to its properties for the three months ended March 31, 1997 and 1996, respectively.

Cash used for principal payments on mortgage notes payable was $160,444 during the first three months of 1997 as compared to $162,273 for the same period in 1996. The Partnership also incurred $35,665 in deferred borrowing costs in 1996.

Short-term liquidity:

At March 31, 1997, the Partnership held cash and cash equivalents of $1,418,805. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs in 1997. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the
Partnership's budgeted $1.87 million in capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1997 and 1996, $(17,172) and $(24,414), respectively, were allocated to the General Partner. The limited partners received allocations of net loss of $(463,873) and $(326,269) for the three months ended March 31, 1997 and 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $205,048 for the MID has been accrued by the Partnership for the period ended March 31, 1997 for the General Partner.

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

The action involves purported class and derivative actions brought by limited partners of each of the fourteen limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend.
Plaintiffs have until May 27, 1997 to file a second amended complaint, unless otherwise agreed to by the parties.

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

         11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 229,690 and 229,828 limited partnership units outstanding in 1997 and 1996.

         27. Financial Data Schedule for the quarter ended March 31, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1997.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND XII, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



May 14, 1997                       By:  /s/  Ron K. Taylor
--------------                        ------------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




May 14, 1997                       By:  /s/  Brandon K. Flaming
--------------                        ------------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)