Form 10-Q
period 1997-06-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1997-08-13
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the period ended               June 30, 1997
                             ---------------------------------------------------

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
                                 BALANCE SHEETS
                                   (Unaudited)

                                                                           June 30,          December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     6,079,334      $    6,079,334
   Buildings and improvements...............................                75,923,951          75,302,352
                                                                        --------------       -------------
                                                                            82,003,285          81,381,686
   Less:  Accumulated depreciation and amortization.........               (46,095,252)        (44,160,334)
                                                                        --------------       -------------
                                                                            35,908,033          37,221,352

Cash and cash equivalents...................................                 1,569,766           1,768,249
Cash segregated for security deposits ......................                   438,963             433,750
Accounts receivable.........................................                   210,380             242,360
Prepaid expenses and other assets...........................                   132,464             138,853
Escrow deposits.............................................                 1,276,974           1,167,732
Deferred borrowing costs, net of accumulated amorti-
   zation of $687,876 and $617,954 at June 30,
   1997 and December 31, 1996, respectively.................                 1,624,717           1,694,639
                                                                        --------------       -------------
                                                                       $    41,161,297      $   42,666,935
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable, net.................................           $    54,536,769      $   54,859,073
Accounts payable............................................                     9,936              16,402
Accrued expenses............................................                    87,323             142,099
Accrued interest............................................                   380,698             383,990
Accrued property taxes......................................                   857,098             837,798
Deferred gain - land condemnation...........................                   297,754             297,754
Advance from Southmark......................................                    38,641              37,472
Advances from affiliates - General Partner..................                    30,799              29,494
Payable to affiliates - General Partner.....................                 4,037,717           3,941,378
Security deposits and deferred rental revenue...............                   554,356             502,905
                                                                        --------------       -------------
                                                                            60,831,091          61,048,365
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,690 and 229,828 limited partnership
     units issued and outstanding at June 30, 1997 and
     December 31, 1996, respectively...............                         (9,964,643)         (9,148,979)
   General Partner..........................................                (9,705,151)         (9,232,451)
                                                                        --------------       -------------
                                                                           (19,669,794)        (18,381,430)
                                                                        --------------       -------------
                                                                       $    41,161,297      $   42,666,935
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                           Three Months Ended                      Six Months Ended
                                                  June 30,                              June 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    3,836,204     $    4,173,980    $    7,643,461     $    8,282,015
   Interest......................             26,818             69,043            49,808            145,088
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,863,022          4,243,023         7,693,269          8,427,103
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,207,287          1,324,708         2,415,317          2,592,773
   Interest - affiliates.........                668             28,708             1,305             52,321
   Depreciation and
     amortization................            987,959            906,466         1,934,918          1,790,758
   Property taxes................            303,171            324,219           606,342            562,732
   Personnel expenses............            396,809            422,370           861,193            924,814
   Utilities.....................            266,900            314,909           687,650            772,899
   Repair and maintenance........            573,231            542,068         1,032,247          1,069,041
   Property management
     fees - affiliates...........            190,977            208,417           383,532            412,635
   Other property operating
     expenses....................            199,456            267,159           416,996            521,271
   General and administrative....             50,073             28,018           100,760             97,954
   General and administrative -
     affiliates..................             56,798             96,870           111,603            194,235
                                       -------------      -------------     -------------      -------------
     Total expenses..............          4,233,329          4,463,912         8,551,863          8,991,433
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (370,307)    $     (220,889)   $     (858,594)    $     (564,330)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $     (351,792)    $     (209,845)   $     (815,664)    $     (536,113)
Net loss allocable
   to General Partner............            (18,515)           (11,044)          (42,930)           (28,217)
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (370,307)    $     (220,889)   $     (858,594)    $     (564,330)
                                       =============      =============     =============      =============

Net loss per limited
   partnership unit..............     $        (1.53)    $         (.91)   $        (3.55)    $        (2.33)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1997 and 1996


                                                                                                  Total
                                                   General                 Limited                Partners'
                                                   Partner                 Partners               Deficit
                                                ----------------        ----------------      ----------------
Balance at December 31, 1995..............      $   (10,335,932)        $    (7,513,252)      $   (17,849,184)

Net loss..................................              (28,217)               (536,113)             (564,330)

Management Incentive Distribution.........             (382,972)                      -              (382,972)
                                                  -------------           -------------         -------------

Balance at June 30, 1996..................      $   (10,747,121)         $   (8,049,365)      $   (18,796,486)
                                                 ==============           =============        ==============


Balance at December 31, 1996..............      $    (9,232,451)         $   (9,148,979)      $   (18,381,430)

Net loss..................................              (42,930)               (815,664)             (858,594)

Management Incentive Distribution.........             (429,770)                      -              (429,770)
                                                  -------------           -------------         -------------

Balance at June 30, 1997..................      $    (9,705,151)         $   (9,964,643)      $   (19,669,794)
                                                  =============           =============        ==============



The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents


                                                                            Six Months Ended
                                                                                 June 30,
                                                                -------------------------------------------
                                                                       1997                       1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        7,710,513         $     8,213,037
   Cash paid to suppliers............................                   (3,037,651)             (2,862,634)
   Cash paid to affiliates...........................                     (828,566)             (2,193,482)
   Interest received.................................                       49,808                 145,088
   Interest paid.....................................                   (2,347,518)             (2,597,197)
   Property taxes paid...............................                     (801,166)               (789,614)
                                                                 -----------------          --------------
Net cash provided by (used in)
   operating activities..............................                      745,420                 (84,802)
                                                                 -----------------          --------------

Net cash flows from investing activities:
   Additions to real estate investments..............                     (621,599)             (1,132,533)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (322,304)                (27,069)
   Deferred borrowing costs paid.....................                            -                 (35,666)
   Repayment of advances from affiliates -
     General Partner.................................                            -              (1,419,339)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (322,304)             (1,482,074)
                                                                 -----------------          --------------

Net decrease in cash and
    cash equivalents.................................                     (198,483)             (2,699,409)
Cash and cash equivalents at beginning of
   period............................................                    1,768,249               5,791,363
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,569,766         $     3,091,954
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                               Six Months Ended
                                                                                   June 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $       (858,594)        $      (564,330)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    1,934,918               1,790,758
   Amortization of deferred borrowing costs..........                       69,922                  77,463
   Net interest added on advances from
     affiliates - General Partner....................                        1,305                     290
   Net interest added on advances from
     Southmark.......................................                        1,169                   1,159
     Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (5,213)                  8,761
     Accounts receivable.............................                       31,980                 (62,870)
     Prepaid expenses and other assets...............                        6,389                  (8,798)
     Escrow deposits.................................                     (109,242)                240,479
     Accounts payable................................                       (6,466)                149,613
     Accrued expenses................................                      (54,776)                (39,577)
     Accrued interest................................                       (3,292)                (31,015)
     Accrued property taxes..........................                       19,300                 (86,505)
     Payable to affiliates - General Partner.........                     (333,431)             (1,586,612)
     Security deposits and deferred rental ..........
       revenue.......................................                       51,451                  26,382
                                                                   ---------------          --------------

       Total adjustments.............................                    1,604,014                 479,528
                                                                   ---------------          --------------

Net cash provided by (used in)
   operating activities..............................             $        745,420         $       (84,802)
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

                                  June 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                          Six Months Ended
                                                               June 30,
                                                         -----------------------
                                                           1997         1996
                                                         ----------   ----------
Charged to other assets:
Property management fees - affiliates................    $  383,532   $  412,635
Interest - affiliates................................         1,305       52,321
Charged to general and administrative affiliates:
   Partnership administration........................       111,603      194,235
                                                          ---------    ---------
                                                         $  496,440   $  659,191
                                                          =========    =========

Charged to General Partner's deficit:
   MID...............................................    $  429,770   $  382,972
                                                          =========    =========

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

ITEM 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------      ---------------------------------------------------------------
             RESULTS OF OPERATIONS
             ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At June 30, 1997, the Partnership owned five apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased by $733,834 or 9% for the period ended June 30, 1997, as compared to the same period last year. Rental revenue decreased by $638,554 or 8% and interest income decreased by $95,280.

Rental revenue for the six months ended June 30, 1997 was $7,643,461 as compared to $8,282,015 for the same period last year. This decline in rental revenue for the first six months of 1997 as compared to the same period last year is primarily due to the sale of Millwood Park in October 1996. The effect from this transaction was a decline in rental revenue of $697,020. This decline was somewhat offset by increases in rental revenue at The Lodge at Aspen Grove and Channingway.

Expenses:

Partnership expenses decreased by $439,570 or 5% for the first six months of 1997 as compared to the same period last year primarily due to the sale of Millwood Park in 1996. The effects from this transaction were declines of
$167,502 for interest, $33,060 for property taxes, $93,832 for personnel expenses, $106,348 for utilities, $165,113 for repair and maintenance, $34,185 for property management fees - affiliates, and $64,230 for other property operating expenses.

In addition to the sale of Millwood Park, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $51,016 for the six months ended June 30, 1997, due to the repayment of $1,419,339 in advances in May 1996.

Depreciation expense increased $144,160 or 8% in 1997 compared to 1996. Increased depreciation expense is the result of depreciation on the $621,599 of new capital improvements placed in service during 1997. The capital improvements are generally depreciated over lives ranging from five to ten years.

Property tax expense increased by $76,670 or 14% for the six months ended June 30, 1997 as compared to the same period last year. The increase is due to the successful appeal of real estate taxes at Palisades at the Galleria for the years 1990 through 1993, resulting in refunds of $88,775 realized in the first quarter of 1996.

Repair and maintenance expenses increased $128,319 or 14% in 1997. The increase can be attributable to the replacement of floor coverings and appliances which met the criteria for capitalization based on the magnitude of replacements in 1996, but were expenses in 1997.

Other property operating expenses decreased by $40,045 or 9% for the six months ended June 30, 1997 as compared to the same period last year. This decrease is due to declines in office supplies, bad debt and marketing and leasing.

General and administrative - affiliate expenses decreased $82,632 or 43% for the six months ended June 30, 1997 as compared to the same period last year. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first six months of 1997, the Partnership provided $745,420 in cash from operations as compared to $84,802 in cash used in operations in 1996. This increase in cash can be attributed to the reduction in cash paid to affiliates in 1997 as compared to 1996.

The Partnership expended $621,599 and $1,132,533 for capital improvements to its properties for the six months ended June 30, 1997 and 1996, respectively.

Cash used for financing activities was $322,304 for the six months ended June 30, 1997 as compared to $1,419,339 for the same period in 1996. Cash used for principal payments on mortgage notes payable was $322,304 in 1997 as compared to $27,069 for the same period in 1996. The Partnership also incurred $35,666 in deferred borrowing costs and repaid $1,419,339 in advances from affiliates in 1996.

Short-term liquidity:

At June 30, 1997, the Partnership held cash and cash equivalents of $1,569,766. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs in 1997. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the
Partnership's budgeted $1.87 million in capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

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

The Partnership has determined to begin orderly liquidation of all its assets. Although there can be no assurance as to the timing of the liquidation due to real estate market conditions, the general difficulty of disposing of real estate, and other general economic factors, it is anticipated that such liquidation would result in the dissolution of the Partnership followed by a liquidating distribution to Unit holders by December 2001. In this regard, the Partnership has placed Channingway Apartments on the market for sale as of August 1, 1997.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, net loss for the six months ended June 30, 1997 and 1996, $(42,930) and $(28,217), respectively, were allocated to the General Partner. The limited partners received allocations of net loss of $(815,664) and $(536,113) for the six months ended June 30, 1997 and 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $429,770 for the MID has been accrued by the Partnership for the period ended June 30, 1997 for the General Partner.

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

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   --------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    ------------
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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended June 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended June 30, 1997.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                McNEIL REAL ESTATE FUND XII, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



August 13, 1997                      By:  /s/  Ron K. Taylor
------------------------                ----------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                            Investors, Inc.
                                          (Principal Financial Officer)




August 13, 1997                      By:  /s/  Brandon K. Flaming
------------------------                ----------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)