Form 10-Q
period 1997-09-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1997-11-13
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the period ended      September 30, 1997
                            ----------------------------------------------------

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



             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
          (Address of principal executive offices)          (Zip code)



Registrant's telephone number, including area code  (972) 448-5800
                                                    ----------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                        MCNEIL REAL ESTATE FUND XII, LTD.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                        September 30,        December 31,
                                                                            1997                 1996
                                                                       ---------------      --------------
ASSETS
------

Real estate investments:
   Land.....................................................           $     4,534,618      $    6,079,334
   Buildings and improvements...............................                57,900,954          75,302,352
                                                                        --------------       -------------
                                                                            62,435,572          81,381,686
   Less:  Accumulated depreciation and amortization.........               (35,997,683)        (44,160,334)
                                                                        --------------       -------------
                                                                            26,437,889          37,221,352

Asset held for sale                                                          9,199,982                   -

Cash and cash equivalents...................................                 1,427,567           1,768,249
Cash segregated for security deposits ......................                   445,434             433,750
Accounts receivable.........................................                   153,730             242,360
Prepaid expenses and other assets...........................                   109,105             138,853
Escrow deposits.............................................                 1,444,904           1,167,732
Deferred borrowing costs, net of accumulated amorti-
   zation of $722,491 and $617,954 at September 30,
   1997 and December 31, 1996, respectively.................                 1,590,102           1,694,639
                                                                        --------------       -------------
                                                                       $    40,808,713      $   42,666,935
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable......................................           $    54,371,137      $   54,859,073
Accounts payable............................................                     8,990              16,402
Accrued expenses............................................                   118,347             142,099
Accrued interest............................................                   378,213             383,990
Accrued property taxes......................................                 1,036,660             837,798
Deferred gain - land condemnation...........................                   297,754             297,754
Advance from Southmark......................................                    39,240              37,472
Advances from affiliates - General Partner..................                    31,468              29,494
Payable to affiliates - General Partner.....................                 4,291,281           3,941,378
Security deposits and deferred rental revenue...............                   540,133             502,905
                                                                        --------------       -------------
                                                                            61,113,223          61,048,365
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,690 and 229,828 limited partnership
     units issued and outstanding at September 30,
     1997 and December 31, 1996, respectively...............               (10,375,793)         (9,148,979)
   General Partner..........................................                (9,928,717)         (9,232,451)
                                                                        --------------       -------------
                                                                           (20,304,510)        (18,381,430)
                                                                        --------------       -------------
                                                                       $    40,808,713      $   42,666,935
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                              Three Months Ended                   Nine Months Ended
                                                 September 30,                       September 30,
                                      ---------------------------------    ---------------------------------
                                          1997               1996               1997                1996
                                      --------------    ---------------    --------------     --------------
Revenue:
   Rental revenue................     $    3,924,806     $    4,228,818    $   11,568,267     $   12,510,833
   Interest......................             19,659             33,541            69,467            178,629
                                       -------------      -------------     -------------      -------------
     Total revenue...............          3,944,465          4,262,359        11,637,734         12,689,462
                                       -------------      -------------     -------------      -------------

Expenses:
   Interest......................          1,201,099          1,305,014         3,616,416          3,897,787
   Interest - affiliates.........                669                651             1,974             52,972
   Depreciation and
     amortization................            893,123            906,536         2,828,041          2,697,294
   Property taxes................            303,171            321,067           909,513            883,799
   Personnel expenses............            508,319            503,874         1,369,512          1,428,688
   Utilities.....................            274,895            322,545           962,545          1,095,444
   Repair and maintenance........            636,937            546,145         1,669,184          1,615,186
   Property management
     fees - affiliates...........            194,795            208,158           578,327            620,793
   Other property operating
     expenses....................            240,491            272,718           657,487            793,989
   General and administrative....             69,645             32,656           170,405            130,610
   General and administrative -
     affiliates..................             54,110             75,856           165,713            270,091
                                       -------------      -------------     -------------      -------------
     Total expenses..............          4,377,254          4,495,220        12,929,117         13,486,653
                                       -------------      -------------     -------------      -------------

Net loss.........................     $     (432,789)    $     (232,861)   $   (1,291,383)    $     (797,191)
                                       =============      =============     =============      =============

Net loss allocable
   to limited partners...........     $     (411,150)    $   (1,098,085)   $   (1,226,814)    $   (1,572,877)
Net income (loss) allocable
   to General Partner............            (21,639)           865,224           (64,569)           775,686
                                       -------------      -------------     -------------      -------------
Net loss.........................     $     (432,789)    $     (232,861)   $   (1,291,383)    $     (797,191)
                                       =============      =============     =============      =============

Net loss per limited
   partnership unit..............     $        (1.79)    $        (4.78)   $        (5.34)    $        (6.84)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1997 and 1996

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                ----------------        ----------------      ----------------
Balance at December 31, 1995..............      $   (10,335,932)        $    (7,513,252)      $   (17,849,184)

Net income (loss).........................              775,686              (1,572,877)             (797,191)

Management Incentive Distribution.........             (377,757)                      -              (377,757)
                                                  -------------           -------------         -------------

Balance at September 30, 1996.............      $    (9,938,003)         $   (9,086,129)       $  (19,024,132)
                                                 ==============           =============         =============


Balance at December 31, 1996..............      $    (9,232,451)         $   (9,148,979)       $  (18,381,430)

Net loss..................................              (64,569)             (1,226,814)           (1,291,383)

Management Incentive Distribution.........             (631,697)                      -              (631,697)
                                                  -------------           -------------         -------------

Balance at September 30, 1997.............      $    (9,928,717)         $  (10,375,793)       $  (20,304,510)
                                                  =============           =============         =============





The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                      Decrease in Cash and Cash Equivalents

                                                                            Nine Months Ended
                                                                                 September 30,
                                                                -------------------------------------------
                                                                        1997                     1996
                                                                -------------------        ----------------
Cash flows from operating activities:
   Cash received from tenants........................           $       11,646,198         $    12,391,277
   Cash paid to suppliers............................                   (4,785,620)             (4,658,985)
   Cash paid to affiliates...........................                   (1,025,834)             (2,873,715)
   Interest received.................................                       69,467                 178,629
   Interest paid.....................................                   (3,515,888)             (3,780,108)
   Interest paid to affiliates.......................                            -                 (79,757)
   Property taxes paid...............................                     (996,509)             (1,066,531)
                                                                 -----------------          --------------
Net cash provided by operating activities............                    1,391,814                 110,810
                                                                 -----------------          --------------

Net cash flows from investing activities:
   Additions to real estate investments..............                   (1,244,560)             (1,925,457)
                                                                 -----------------          --------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (487,936)               (186,949)
   Deferred borrowing costs paid.....................                            -                 (35,665)
   Repayment of advances from affiliates -
     General Partner.................................                            -              (1,419,340)
   Management Incentive Distribution.................                            -                (910,551)
                                                                 -----------------          --------------
Net cash used in financing activities................                     (487,936)             (2,552,505)
                                                                 -----------------          --------------

Net decrease in cash and
    cash equivalents.................................                     (340,682)             (4,367,152)
Cash and cash equivalents at beginning of
   period............................................                    1,768,249               5,791,363
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,427,567         $     1,424,211
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                              Nine Months Ended
                                                                                 September 30,
                                                                  -----------------------------------------
                                                                        1997                     1996
                                                                  -----------------        ----------------
Net loss.............................................             $     (1,291,383)        $      (797,191)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization.....................                    2,828,041               2,697,294
   Amortization of deferred borrowing costs..........                      104,537                 116,633
   Net interest added on advances from
     affiliates - General Partner....................                        1,974                     940
   Net interest added on advances from
     Southmark.......................................                        1,768                   1,742
Changes in assets and liabilities:
     Cash segregated for security deposits...........                      (11,684)                  6,603
     Accounts receivable.............................                       88,630                (127,666)
     Prepaid expenses and other assets...............                       29,748                 (21,230)
     Escrow deposits.................................                     (277,172)                131,577
     Accounts payable................................                       (7,412)                   (549)
     Accrued expenses................................                      (23,752)                (23,781)
     Accrued interest................................                       (5,777)                (28,421)
     Accrued property taxes..........................                      198,862                  61,944
     Payable to affiliates - General Partner.........                     (281,794)             (1,982,831)
     Security deposits and deferred rental ..........
       revenue.......................................                       37,228                  75,746
                                                                   ---------------          --------------

       Total adjustments.............................                    2,683,197                 908,001
                                                                   ---------------          --------------

Net cash provided by operating activities............             $      1,391,814         $       110,810
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

                               September 30, 1997

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the year ending December 31, 1997.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Nine Months Ended
                                                              September 30,
                                                          ---------------------
                                                             1997       1996
                                                          ---------   ---------
Charged to other assets:
Property management fees - affiliates................     $ 578,327   $ 620,793
Interest - affiliates................................         1,974      52,972
Charged to general and administrative affiliates:
   Partnership administration........................       165,713     270,091
                                                           --------    --------
                                                          $ 746,014   $ 943,856
                                                           ========    ========

Charged to General Partner's deficit:
   Management Incentive Distribution.................     $ 631,697   $ 377,757
                                                           ========    ========

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

NOTE 6.
-------

The Partnership has become aware of the presence of certain solvent based contamination in ground water under a portion of the Lodge at Aspen Grove. The source of the contamination is related to a documented release of solvents from underground storage tanks located at a Colorado Department of Transportation ("CDOT") facility nearby. The Partnership has been informed that CDOT, as the responsible party, has agreed to remediate the property to comply with state and federal standards. CDOT has submitted a corrective action plan to the Colorado Department of Public Health and Environment and implementation of the plan is ongoing. The Partnership is unable to estimate impairment, if any, to the property at this time. However, due to the existence and involvement of the responsible party, the Partnership does not believe that this event has a material impact on the accompanying financial statements.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At September 30, 1997, the Partnership owned five apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues decreased $317,894 and $1,051,728 for the three and nine months ended September 30, 1997, respectively, as compared to the same period last year. Rental revenue decreased $942,566 or 8% and interest income decreased $109,162.

Rental revenue for the nine months ended September 30, 1997 was $11,568,267 as compared to $12,510,833 for the same period last year. This decline in rental revenue for the first nine months of 1997 as compared to the same period last year is primarily due to the sale of Millwood Park in October 1996. The effect from this transaction was a decline in rental revenue of $1,041,660. This decline was somewhat offset by increases in rental revenue at The Lodge at Aspen Grove, Castle Bluff, and Channingway.

Expenses:

Partnership expenses decreased $117,966 and $557,536 for the three and nine months ended September 30, 1997, respectively, as compared to the same period last year primarily due to the sale of Millwood Park in 1996. The effects from this transaction were declines of $252,161 for interest, $49,590 for property taxes, $143,637 for personnel expenses, $139,200 for utilities, $189,971 for repair and maintenance, $50,738 for property management fees - affiliates, and $106,506 for other property operating expenses. In addition to the sale of Millwood Park, other factors affected the level of expenses reported by the remaining properties.

Excluding the effects of the Millwood Park sale, the Partnership incurred increases in depreciation, property taxes, repair and maintenance and general and administrative expenses. These expenses were partially offset by decreases in interest expense-affiliates, and general and administrative-affiliates.

Interest expense - affiliates decreased by $50,998 for the nine months ended September 30, 1997, due to the repayment of $1,419,339 in advances in May 1996.

Depreciation expense increased $130,747 or 5% in 1997 compared to 1996. Increased depreciation expense is the result of depreciation on the $1,244,560 of new capital improvements placed in service during 1997. The capital improvements are generally depreciated over lives ranging from five to ten years.

Property tax expense increased $75,304 or 9% for the nine months ended September 30, 1997 as compared to the same period last year. The increase is due to the successful appeal of real estate taxes at Palisades at the Galleria for the years 1990 through 1993, resulting in refunds of $88,775 realized in the first quarter of 1996.

Repair and maintenance expenses increased $243,969 or 15% in 1997. The increase can be attributable to the replacement of floor coverings and appliances which met the criteria for capitalization based on the magnitude of replacements in 1996, but were expensed in 1997.

General and administrative expenses increased $39,795 or 31% for the nine months ended September 30, 1997 as compared to the same period last year. The increase is due to costs incurred for investor services which were paid to an unrelated third party in 1997. During the first nine months of 1996, such costs were paid to an affiliate of the General Partner and were included in general and administrative - affiliates on the Statement of Operations. General and administrative - affiliate expenses decreased $104,378 or 39% for the nine months ended September 30, 1997 as compared to the same period last year. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs and to cost of investor services discussed above.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 1997, the Partnership provided $1,391,814 in cash from operations as compared to $110,810 in cash from operations in 1996. This increase in cash can be attributed to the reduction in cash paid to affiliates in 1997 as compared to 1996.

The Partnership expended $1,244,560 and $1,925,457 for capital improvements to its properties for the nine months ended September 30, 1997 and 1996, respectively.

Cash used for financing activities was $487,936 for the nine months ended September 30, 1997 as compared to $2,552,505 for the same period in 1996. Cash used for principal payments on mortgage notes payable was $487,936 in 1997 as compared to $186,949 for the same period in 1996. The Partnership also incurred $35,665 in deferred borrowing costs, repaid $1,419,340 in advances from affiliates and MID payments of $910,551 in 1996.

Short-term liquidity:

At September 30, 1997, the Partnership held cash and cash equivalents of $1,427,567. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs in 1997. The General Partner believes that anticipated operating results for 1997 will be sufficient to fund the Partnership's budgeted $1.87 million in capital improvements for 1997 and to repay the current portion of the Partnership's mortgage notes.

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

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1997 and 1996, $(64,569) and $775,686, respectively, was allocated to the General Partner. The limited partners received allocations of net loss of $(1,226,814) and $(1,572,877) for the nine months ended September 30, 1997 and 1996, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $631,697 for the MID has been accrued by the Partnership for the period ended September 30, 1997 for the General Partner.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants intend to file a demurrer to the second consolidated and amended complaint on or before December 1, 1997.

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

         27.                        Financial  Data   Schedule  for  the quarter
                                    ended September 30, 1997.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1997.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                              McNEIL REAL ESTATE FUND XII, Ltd.

                              By:  McNeil Partners, L.P., General Partner

                                   By: McNeil Investors, Inc., General Partner



November 13, 1997                  By:  /s/  Ron K. Taylor
------------------                      ----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




November 13, 1997                  By:  /s/  Brandon K. Flaming
------------------                      ----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)