Form 10-K405
period 1997-12-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1998-03-31
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K405

[x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended         December 31, 1997
                                ------------------------------------------------

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


             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)

Registrant's telephone number, including area code    (972)  448-5800
                                                  ------------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
----------------------------------------------------------   -------------------

Securities registered pursuant to Section 12(g) of the Act:  Limited partnership units
----------------------------------------------------------   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                         ---  ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

228,138 of the registrant's 229,690 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 37

                                TOTAL OF 41 PAGES

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

On June 8, 1981, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $120,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 30, 1982, with 230,728 Units sold at $500 each, or gross proceeds of $115,364,000 to the Partnership. In addition, the original general partners purchased a total of 200 Units for $100,000. During 1993 to 1996, a total of 1,100 Units were relinquished. In 1997, 138 Units were relinquished leaving 229,690 Units outstanding at December 31, 1997.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1997, the Partnership owned six income-producing properties as described in Item 2 - Properties.

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

Business Plan:

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Channingway Apartments on the market for sale effective August 1, 1997. In February 1998, the Partnership received an offer from an unaffiliated buyer for the purchase of Channingway for $19.15 million and is currently evaluating the terms and conditions of this offer.

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

Forward Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1997. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors

Environmental Matters:

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

The  Partnership  has  become  aware of the  existence  of  certain  underground solvent-based contamination at a portion of the Lodge at Aspen Grove. The Partnership understands the source of the contamination is related to underground storage tanks located at a Colorado Department of Transportation ("CDOT") facility nearby. The Partnership has been informed that CDOT, as the responsible party, has agreed to remediate the property to comply with state and federal standards. The Partnership believes that CDOT has submitted a corrective action plan to the Colorado Department of Public Health and Environment and that implementation of the plan is ongoing. CDOT has obtained an access agreement from the Partnership to perform its corrective action plan and monitor its progress.

Other Information:

Management has begun to review its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions. The Partnership is in the process of evaluating the computer systems at the various properties. The Partnership also intends to communicate with suppliers, financial institutions and others to coordinate year 2000 issues. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations.

ITEM 2.  PROPERTIES
-------  ----------

The following table sets forth the properties of the Partnership at December 31, 1997. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also Item 8
- Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                               Net Basis                           1997              Date
Property              Description              of Property       Debt         Property Tax         Acquired
--------              -----------              -----------       ----         ------------         --------

Real Estate Investments:
Brendon Way (1)       Apartments
   Indianapolis, IN   770 units            $      9,197,112  $   17,642,466    $     454,442        1/82

Castle Bluff (2)      Apartments
   Kentwood, MI       241 units                   2,214,376       4,392,431          136,126        1/82

Lodge at
  Aspen Grove (3)     Apartments
   Denver, CO         284 units                   4,574,353       5,401,881           73,304        2/82

Palisades at the
  Galleria (4)        Apartments
   Atlanta, GA        370 units                   6,223,616      10,410,165          154,828        7/82

Plaza Westlake (5)
   Glendale           Retail Center
   Heights, IL        120,370 sq. ft.             3,923,824       3,773,779           95,804        3/82
                                            ---------------   -------------     ------------

                                           $     26,133,281  $   41,620,722    $     914,504
                                            ===============   =============     ============

Asset Held for Sale:

Channingway           Apartments
   Columbus, OH       770 units            $      9,303,533  $   12,579,650    $     253,461       12/82
                                            ===============   =============     ============

-----------------------------------------

Total:    Apartments  -  2,435 units
          Retail Center - 120,370 sq. ft.

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

 (4)      Palisades at the Galleria Apartments is owned   by  Palisades Fund XII
          Associates, L.P. which is wholly-owned by the Partnership.

 (5) Plaza Westlake is owned by Plaza Westlake Fund XII, Ltd. which is wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                        1997           1996            1995           1994          1993
                                    -------------  -------------  --------------  -------------  -------

Real Estate Investments:
Brendon Way
   Occupancy Rate............             83%             82%            86%            90%             90%
   Rent Per Square Foot......           $5.85           $5.97          $6.12          $6.05           $5.60

Castle Bluff
   Occupancy Rate............             95%             97%            96%            98%             93%
   Rent Per Square Foot......           $7.56           $7.55          $7.28          $6.92           $6.62

Lodge at Aspen Grove
   Occupancy Rate............             96%             97%            94%            95%             96%
   Rent Per Square Foot......           $8.75           $8.14          $7.92          $7.42           $7.00

Palisades at the Galleria
   Occupancy Rate............             96%             96%            97%            99%             98%
   Rent Per Square Foot......           $7.35           $7.39          $6.97          $6.65           $5.98

Plaza Westlake
   Occupancy Rate............             97%            100%            98%            99%            100%
   Rent Per Square Foot......           $8.04           $8.60          $7.75          $7.73           $7.92

Asset Held for Sale:

Channingway
   Occupancy Rate............             86%             88%            86%            89%             91%
   Rent Per Square Foot......           $6.55           $6.35          $5.88          $5.88           $5.75

Occupancy rate represents all units leased divided by the total number of units for residential properties and square footage leased divided by total square footage for other properties as of December 31 of the given year. Rent per square foot represents all revenue, except interest, derived from the property's operations divided by the leasable square footage of the property.

Competitive Conditions
----------------------

Real Estate Investments:

Brendon Way
-----------

Brendon Way is competing in an increasingly soft market with many lease incentives available to renters. The property's occupancy is currently below the average Indianapolis sub-market occupancy rate of 90%. Rental rates at Brendon Way are slightly below the rates offered by competitors in the Indianapolis sub-market in which Brendon Way is located. Minor renovations have improved the curb appeal of the property. The lack of funds to complete a major renovation of the aging property creates a challenge for Brendon Way to stay competitive.

Castle Bluff
------------

Castle Bluff is in a highly competitive market with the occupancy rates running at 95%. Castle Bluff is currently competing in a robust economy. During 1997, construction permits increased by 35%. The Kentwood, Michigan property has done some renovations to remain aggressive in the market and anticipates raising the rental rates by 3% in 1998.

Lodge at Aspen Grove
--------------------

Since 1993, the rental rates at Lodge at Aspen Grove have increased by 25% due to improved market conditions. The market maintains a strong occupancy level at 96%. The Denver economy is still expanding and creating job growth that is fueling new construction. During 1997, 3,500 units were added to the metropolitan area.

Palisades at the Galleria
-------------------------

Occupancy rates at Palisades at the Galleria have dropped since 1994 due to increased multi-family construction and road construction in the area. As a result, no rental rate increase was implemented in 1997. The property plans a 3.5% rental rate increase in May 1998. The Atlanta sub-market continues to maintain average occupancy rates running between 90% and 92%.

Plaza Westlake
--------------

Plaza Westlake enters 1998 with an occupancy rate of 97%, well above the market average of 89%. Plaza Westlake is located in Glendale Heights, Illinois, in a high traffic area with a proven anchor. Planned improvements for 1998 include sidewalk replacement and landscaping.

Asset Held for Sale:

Channingway
-----------

Channingway is located in an area east of Columbus, Ohio with a sub-market of 28,355 apartment units. The property is currently below the market average occupancy rate of 94% and monthly rental rates are slightly lower than market. The Partnership has placed this asset on the market for sale effective August 1, 1997. If a sale is not consummated, the Partnership will continue to cure the deferred maintenance items of the property to add value and marketability to the community.

The following schedule shows lease expirations for the Partnership's commercial property for 1998 through 2007:

                          Number of                                    Annual           % of Gross
                         Expirations             Square Feet            Rent            Annual Rent
                         -----------             -----------         -----------        -----------

Plaza Westlake
--------------
1998                         4                        22,790         $   212,685             25%
1999                         5                        73,295             377,551             45%
2000                         2                         3,690              50,963              6%
2001                         3                         9,438             111,138             13%
2002-2007                    2                         5,600              72,880              9%

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for the commercial property:

Nature of
Business                         Square Footage                                                Lease
   Use                               Leased                     Annual Rent                  Expiration
---------                        --------------                 -----------                  ----------

Plaza Westlake

Entertainment                          17,584                   $   149,464                     1998
Retail                                 68,020                       310,857                     1999


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

(B)     Title of Class                     Number of Record Unit Holders

        Limited partnership units          2,284 as of January 31, 1998

(C) No distributions were made to the limited partners in 1997 or 1996, and none are anticipated in 1998. The Partnership accrued distributions for the MID of $855,907 and $924,117 for the benefit of the General Partner for the years ended December 31, 1997 and 1996, respectively. Total MID distributions of $4,368,319 remain unpaid as of December 31, 1997. See
        Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will be resumed to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                 Years Ended December 31,
Operations                               1997           1996            1995           1994            1993
------------------                  -------------  -------------  --------------  -------------  ---------------
Rental revenue...............      $   15,427,506   $ 16,327,181    $ 17,533,914    $ 21,295,696    $ 24,228,119
Total revenue................          15,542,127     18,046,806      21,195,706      27,701,373      32,481,572
Gain on disposition of
 real estate.................                   -      1,506,169       3,247,513       6,307,885       8,193,880
Income (loss) before
 extraordinary item..........          (1,506,270)       391,871       1,183,425       3,220,934       4,178,756
Extraordinary gain on
 extinguishment of debt, net.                   -              -       1,304,587        246,149                -
Net income (loss)............          (1,506,270)       391,871       2,488,012      3,467,083        4,178,756

Net income (loss) per limited
 partnership unit:
Income (loss) before
 extraordinary item..........      $        (6.23)  $      (7.12)   $       4.89    $     13.27     $      17.20
Extraordinary gain on
 extinguishment of debt......                   -              -            5.25           1.01                -
                                    -------------    -----------     -----------     ----------      -----------
Net income (loss)............      $        (6.23)  $      (7.12)   $      10.14    $     14.28     $      17.20
                                    =============    ===========     ===========     ==========      ===========

                                                                      As of December 31,
Balance Sheets                           1997           1996            1995           1994             1993
--------------                      -------------- -------------- --------------- --------------- ----------------
Real estate investments, net...    $    26,133,281  $  37,221,352   $  39,098,068   $  40,915,017   $   52,304,839
Assets held for sale...........          9,303,533              -       3,164,323      12,724,693       11,421,936
Total assets...................         40,517,097     42,666,935      52,112,866      60,189,348       72,830,100
Mortgage notes payable.........         54,200,372     54,859,073      59,160,426      68,152,522       79,867,507
Partners' deficit..............        (20,743,607)   (18,381,430)    (17,849,184)    (19,292,331)     (21,594,865)


See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following properties have been sold during the five years ended December 31, 1997.

                        Property                                 Date Sold
                        --------                                 ---------

                  Millwood Park                                October 1996
                  Lamar Plaza                                  July 1995
                  Sundance Apartments                          June 1995
                  Fox Run Apartments                           December 1994
                  Village East Apartments                      November 1994
                  Cedar Mill Crossing Apartments               December 1993

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1997, the Partnership owned six properties. All of the Partnership properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1997 compared to 1996

Revenue:

Total Partnership revenue decreased by $2,504,679 or 14% in 1997 as compared to 1996. This decrease can be attributed to sale of Millwood in 1996. Excluding the effects of the Millwood sale, rental revenue increased $138,097 in 1997 compared to the same period in 1996. Rental rates increased at four of the Partnerships properties but this was offset by a decrease in the average occupancy rate for the year at all of the Partnership's properties. Interest income in 1997 decreased by $98,835 or 46% as compared the same period last year due to smaller average cash balances being invested in interest bearing accounts. The Partnership also recorded a $1,506,169 gain on disposition of asset as a result of the sale of Millwood during 1996. No such gain was recorded in 1997.

Expenses:

Partnership expenses decreased by $606,538 or 3% for the year ended 1997 as compared to 1996. The effects from the sale of Millwood in 1996 were declines of $252,161 for interest, $65,877 for property taxes, $158,205 for personnel expenses, $144,940 for utilities, $199,849 for repairs and maintenance, $50,915 for property management fees and $111,963 for other property operating expenses.

In addition to the sale of Millwood, other factors affected the level of expenses reported by the remaining properties. Interest expense - affiliates decreased by $50,980 or 95% in 1997 as compared to 1996. This decrease is due to the repayment of affiliate advances in 1996.

Property taxes increased $162,332 or 15% for the year ended December 31, 1997 (excluding the effects of the sale of Millwood Park) as compared to the same period in 1996. This increase can be attributed to a tax refund received in 1996 which reduced the tax expense for that year. No such refund was received in 1997.

Repairs and maintenance increased $268,606 or 14% in 1997 (excluding the effects of the sale of Millwood Park) compared to the same period in 1996. The increase is attributable to a $300,410 increase in appliances and floor covering replacements during 1997. Such expenditures during 1996 were large enough to qualify for capitalization under the Partnership's capitalization policy. These expenditures in 1997 did not qualify for capitalization and were, accordingly, expensed.

General and administrative expenses increased $35,529 or 21%. The increase is attributable to charges for investor services which, beginning in 1997, were provided by a third party vendor instead of by affiliates of the General Partner.

General and administrative - affiliate expenses decreased $120,070 or 35% in 1997 as compared to the same period last year. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs and to costs of investor services discussed above.

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

In addition to the sales of Sundance, Lamar Plaza, and Millwood Park, other factors affected the level of expenses reported by the remaining properties during 1996 as compared to 1995. Interest expense - affiliates decreased by $107,231 or 67% due to the to the repayment of affiliate advances of $235,146 in October 1995 and $1,419,339 in May 1996.

Property tax expense decreased by $77,316 or 7% in 1996 as compared to 1995 (excluding the effects of the sales noted above) due to the successful appeal of prior year real estate taxes at Channingway and Palisades at the Galleria.

Utilities expense increased by $109,328 or 9% (excluding the effects of the sales noted above) in 1996 compared to 1995 due the increase in costs of gas and oil rates with the largest increase occurring at Brendon Way.

General and administrative expenses increased $70,648 or 71% in 1996 as compared to the same period in 1995. This increase is due to legal and professional fees relating to the land condemnation at Palisades and the sale of Millwood Park.

General and administrative - affiliate expenses decreased $103,237 or 23% for the year ended 1996 as compared to 1995. This decrease is due to a decrease in the percentage of the Partnership's portion of reimbursable costs, which is based on the number of properties owned.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1997, the Partnership held cash and cash equivalents of $1,423,658, down $344,591 from the balance at the end of 1996.

The Partnership has experienced positive cash flow from operations of $4,719,037 for the three years ended December 31, 1997. During 1995, the Partnership received net cash proceeds of $5,017,966 for the refinancing of Millwood Park, Lodge at Aspen Grove, Palisades at the Galleria and Plaza Westlake. The Partnership also sold three properties in 1996 and 1995 and received $5,255,430 in proceeds. Over the last three years the Partnership has used cash to fund $5,693,397 in additions to real estate investments, $3,958,288 to retire mortgage notes related to the sold properties, $3,491,450 in principal payments, $673,369 for additions to deferred borrowing costs, $1,654,485 for the repayment of advances and mortgage loans from affiliates and $2,210,551 for the payment of the MID.

The Partnership generated $2,111,743 through operating activities in 1997 as compared to $183,712 in 1996. The increase of $1,928,031 can be attributed to the decrease in cash paid to affiliates, suppliers and interest paid.

The Partnership continues to invest substantial sums into improvements at its properties. A total of $5,693,397 of improvements have been added to the Partnership's properties over the past three years. An additional $1.6 million of improvements have been budgeted for 1998.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues on its remaining six properties. The Partnership has budgeted an additional $1.6 million of capital improvements for 1998, to be funded from property operations and cash reserves.

At December 31, 1997, the Partnership held cash and cash equivalents of $1,423,658. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates using reserves to repay the affiliate payables. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

During 1998, the Partnership is faced with a mortgage maturity at Channingway of approximately $12.3 million. On August 1, 1997, the Partnership placed Channingway on the market for sale. In February 1998, the Partnership received an offer from an unaffiliated buyer for the purchase of Channingway for $19.15 million and is currently evaluating the terms and conditions of this offer.

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

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $5.69 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the

Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Channingway Apartments on the market for sale effective August 1, 1997.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three year period ended December 31, 1997, $(75,314), $2,027,598 and $156,482, respectively, of net income (loss) was allocated to the General Partner. The limited partners received allocations of net income (loss) of $(1,430,956), $(1,635,727) and $2,331,530 for the three year period ended December 31, 1997, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. Distributions to the limited partners will remain suspended for the foreseeable future. The General Partner will continue to monitor the cash reserves and working capital needs of the Partnership to determine when cash flows will support distributions to the limited partners. A distribution of $855,907 for the MID has been accrued by the Partnership for the year ended December 31, 1997 for the General Partner.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------- -------------------------------------------

                                                                                                      Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS

Financial Statements:

   Report of Independent Public Accountants.......................................                       15

   Balance Sheets at December 31, 1997 and 1996...................................                       16

   Statements of Operations for each of the three years in the period
      ended December 31, 1997.....................................................                       17

   Statements of Partners' Deficit for each of the three years in the
      period ended December 31, 1997..............................................                       18

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1997.....................................................                       19

   Notes to Financial Statements..................................................                       21

   Financial Statement Schedule -
         Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       32







All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Partners of
McNeil Real Estate Fund XII, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XII, Ltd. (a California limited partnership) as of December 31, 1997 and 1996, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XII, Ltd. as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 20, 1998

                        McNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS

                                                                                   December 31,
                                                                       -----------------------------------
                                                                            1997                 1996
                                                                       ---------------     ---------------

ASSETS
------

Real estate investments:
   Land.....................................................           $     4,534,618      $    6,079,334
   Buildings and improvements...............................                58,352,857          75,302,352
                                                                        --------------       -------------
                                                                            62,887,475          81,381,686
   Less:  Accumulated depreciation and amortization.........               (36,754,194)        (44,160,334)
                                                                        --------------       -------------
                                                                            26,133,281          37,221,352

Asset held for sale.........................................                 9,303,533                   -

Cash and cash equivalents...................................                 1,423,658           1,768,249
Cash segregated for security deposits.......................                   456,356             433,750
Accounts receivable.........................................                   165,311             242,360
Prepaid expenses and other assets...........................                   139,468             138,853
Escrow deposits.............................................                 1,350,788           1,167,732
Deferred borrowing costs, net of accumulated
   amortization of $767,891 and $617,954 at
   December 31, 1997 and 1996, respectively.................                 1,544,702           1,694,639
                                                                        --------------       -------------
                                                                       $    40,517,097      $   42,666,935
                                                                        ==============       =============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable......................................           $    54,200,372      $   54,859,073
Accounts payable............................................                     9,996              16,402
Accrued expenses............................................                   277,958             142,099
Accrued interest............................................                   378,010             383,990
Accrued property taxes......................................                   932,545             837,798
Deferred gain - land condemnation...........................                   297,754             297,754
Advances from Southmark.....................................                    39,839              37,472
Advances from affiliates - General Partner..................                    32,136              29,494
Payable to affiliates - General Partner.....................                 4,573,052           3,941,378
Security deposits and deferred rental income................                   519,042             502,905
                                                                        --------------       -------------
                                                                            61,260,704          61,048,365
                                                                        --------------       -------------

Commitments and Contingencies

Partners' deficit:
   Limited partners - 240,000 limited partnership units
   authorized;  229,690 and 229,828 limited partnership
   units issued and outstanding at December 31, 1997
   and 1996, respectively...................................               (10,579,935)         (9,148,979)
   General Partner..........................................               (10,163,672)         (9,232,451)
                                                                        --------------       -------------
                                                                           (20,743,607)        (18,381,430)
                                                                        --------------       -------------
                                                                       $    40,517,097      $   42,666,935
                                                                        ==============       =============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS

                                                              For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Revenue:
   Rental revenue..........................        $   15,427,506     $   16,327,181    $    17,533,914
   Interest................................               114,621            213,456            168,422
   Gain on dispositions of real estate.....                     -          1,506,169          3,427,513
   Gain on legal settlement................                     -                  -             65,857
                                                    -------------      -------------     --------------
     Total revenue.........................            15,542,127         18,046,806         21,195,706
                                                    -------------      -------------     --------------

Expenses:
   Interest................................             4,828,851          5,112,770          6,204,096
   Interest - affiliates...................                 2,642             53,622            160,853
   Depreciation and amortization...........             3,582,171          3,659,059          4,019,174
   Property taxes..........................             1,167,965          1,071,510          1,222,545
   Personnel expenses......................             1,746,287          1,842,298          2,077,845
   Repairs and maintenance.................             2,254,008          2,185,251          2,321,887
   Property management fees -
     affiliates............................               768,159            811,532            877,423
   Utilities...............................             1,243,260          1,359,246          1,346,961
   Other property operating expenses.......             1,023,327          1,043,379          1,232,640
   General and administrative..............               205,326            169,797             99,149
   General and administrative -
     affiliates............................               226,401            346,471            449,708
                                                    -------------      -------------     --------------
     Total expenses........................            17,048,397         17,654,935         20,012,281
                                                    -------------      -------------     --------------

Income (loss) before extraordinary item....            (1,506,270)           391,871          1,183,425
Extraordinary gain on extinguishment
   of debt, net............................                     -                  -          1,304,587
                                                    -------------      -------------     --------------
Net income (loss)..........................        $   (1,506,270)    $      391,871    $     2,488,012
                                                    =============      =============     ==============

Net income (loss) allocable to limited
   partners................................        $   (1,430,956)    $   (1,635,727)   $     2,331,530
Net income (loss) allocable to General
    Partner................................               (75,314)         2,027,598            156,482
                                                    -------------      -------------     --------------
Net income (loss)..........................        $   (1,506,270)    $      391,871    $     2,488,012
                                                    =============      =============     ==============

Net income (loss) per limited partnership unit:
   Income (loss) before extraordinary item.        $        (6.23)    $        (7.12)   $         4.89
   Extraordinary gain on extinguishment
     of debt...............................                     -                  -              5.25
                                                    -------------      -------------     -------------
   Net income (loss).......................        $        (6.23)    $        (7.12)   $        10.14
                                                    =============      =============     =============


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1997, 1996 and 1995


                                                                                                   Total
                                                    General                 Limited                Partners'
                                                    Partner                 Partners               Deficit
                                                 ----------------        ----------------      ----------------
Balance at December 31, 1994..............       $    (9,447,549)        $    (9,844,782)      $   (19,292,331)

Net income................................               156,482               2,331,530             2,488,012

Management Incentive Distribution.........            (1,044,865)                      -            (1,044,865)
                                                  --------------          --------------        --------------

Balance at December 31, 1995..............           (10,335,932)             (7,513,252)          (17,849,184)

Net income (loss).........................             2,027,598              (1,635,727)              391,871

Management Incentive Distribution.........              (924,117)                      -              (924,117)
                                                  --------------          --------------        --------------

Balance at December 31, 1996..............            (9,232,451)             (9,148,979)          (18,381,430)

Net loss..................................               (75,314)             (1,430,956)           (1,506,270)

Management Incentive Distribution.........              (855,907)                      -              (855,907)
                                                  --------------          --------------        --------------

Balance at December 31, 1997..............       $   (10,163,672)        $   (10,579,935)      $   (20,743,607)
                                                  ==============          ==============        ==============





                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                    For the Years Ended December 31,
                                                          ---------------------------------------------------
                                                               1997              1996               1995
                                                          --------------    --------------    ---------------
Cash flows from operating activities:
   Cash received from tenants.....................        $   15,462,328    $   16,089,650    $    17,504,409
   Cash received from legal settlement............                     -                 -             65,857
   Cash paid to suppliers.........................            (6,379,022)       (6,855,751)        (7,527,222)
   Cash paid to affiliates........................            (1,218,793)       (3,126,674)        (1,102,197)
   Interest received..............................               114,621           213,456            168,422
   Interest paid..................................            (4,682,527)       (4,985,617)        (5,428,928)
   Interest paid to affiliates....................                     -           (79,757)          (264,854)
   Property taxes paid............................            (1,184,864)       (1,071,595)          (991,905)
                                                           -------------     -------------      -------------
Net cash provided by operating activities.........             2,111,743           183,712          2,423,582
                                                           -------------     -------------      -------------

Cash flows from investing activities:
   Additions to real estate investments and
     asset held for sale..........................            (1,797,633)       (2,249,348)        (1,646,416)
   Proceeds from disposition of
     real estate investments......................                     -         5,210,430             45,000
   Land condemnation escrow.......................                     -           499,000                  -
                                                           -------------     -------------      -------------
Net cash provided by (used in)
   investing activities...........................            (1,797,633)        3,460,082         (1,601,416)
                                                           -------------     -------------      -------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable................................              (658,701)         (343,065)        (2,489,684)
   Net proceeds from refinancing of
     mortgage notes payable.......................                     -                 -          5,017,966
   Principal addition to mortgage note payable
     from release of capital improvements
     escrow.......................................                     -           300,000                  -
   Retirement of mortgage notes due to
     dispositions of real estate..................                     -        (3,958,288)                 -
   Deferred borrowing costs paid..................                     -           (35,665)          (637,704)
   Repayment of advances from
     affiliates - General Partner.................                     -        (1,419,339)          (235,146)
   Management Incentive Distribution..............                     -        (2,210,551)                 -
                                                           -------------     -------------      -------------
Net cash provided by (used in) financing
   activities.....................................              (658,701)       (7,666,908)         1,655,432
                                                           -------------     -------------      -------------

Net increase (decrease) in cash and
     cash equivalents.............................              (344,591)       (4,023,114)         2,477,598

Cash and cash equivalents at
     beginning of year............................             1,768,249         5,791,363          3,313,765
                                                           -------------     -------------      -------------

Cash and cash equivalents at end of year..........        $    1,423,658    $    1,768,249     $    5,791,363
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

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                       1997               1996               1995
                                                   ---------------    --------------    ---------------
Net income (loss)..........................        $   (1,506,270)    $      391,871    $     2,488,012
                                                    -------------      -------------     --------------

Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
   Depreciation and amortization...........             3,582,171          3,659,059          4,019,174
   Amortization of discounts on
     mortgage notes payable................                     -                  -            217,857
   Amortization of deferred
     borrowing costs.......................               149,937            152,327            170,772
   Net interest added to advances
     from Southmark........................                 2,367              2,325              2,457
   Net interest added to advances
     from affiliates - General Partner.....                 2,642                  -             27,726
   Gain on disposition of real estate......                     -         (1,506,169)                 -
   Gain on involuntary conversion..........                     -                  -         (3,427,513)
   Extraordinary gain on extinguish-
     ment of debt..........................                     -                  -         (1,304,587)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits............................               (22,606)          (117,085)           (13,229)
     Accounts receivable...................                77,049            (35,513)           110,712
     Prepaid expenses and other
       assets..............................                  (615)            10,359            109,456
     Escrow deposits.......................              (183,056)          (166,824)          (263,246)
     Accounts payable......................                (6,406)           (69,762)          (134,177)
     Accrued expenses......................               135,859             (4,280)              (343)
     Accrued interest......................                (5,980)           (53,634)           252,355
     Accrued property taxes................                94,747            (97,520)           (26,141)
     Payable to affiliates - General
       Partner.............................              (224,233)        (1,968,671)           224,934
     Security deposits and deferred
       rental income.......................                16,137            (12,771)           (30,637)
                                                    -------------      -------------     --------------

         Total adjustments.................             3,618,013           (208,159)           (64,430)
                                                    -------------      -------------     --------------

Net cash provided by operating
     activities............................        $    2,111,743     $      183,712    $     2,423,582
                                                    =============      =============     ==============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1997, the Partnership owned six income-producing properties as described in Note 4 - Real Estate Investments.

Pursuant to the Partnership's previously announced liquidation plans, the Partnership has recently retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership. The alternatives being considered by the Partnership include, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The General Partner of the Partnership or entities or persons affiliated with the General Partner will not be involved as a purchaser in any of the transactions contemplated above. Any transaction will be subject to certain conditions including (i) approval by the limited partners of the Partnership, and (ii) receipt of an opinion from an independent financial advisory firm as to the fairness of the consideration received by the Partnership pursuant to such transaction. Finally, there can be no assurance that any transaction will be consummated, or as to the terms thereof.

The Partnership has placed Channingway Apartments on the market for sale effective August 1 1997. In February 1998, the Partnership received an offer from an unaffiliated buyer for the purchase of Channingway for $19.15 million and is currently evaluating the terms and conditions of this offer.


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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1997, 1996 and 1995. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is both negative and immaterial.

                                              % of Ownership Interest
   Tier Partnership                       Partnership   General Partner
   ----------------                       -----------   ---------------

   Limited Partnerships:
Buccaneer Fund XII, Ltd.*                    100%           -%
Castle Bluff Fund XII Associates, L.P.        99            1
Palisades Fund XII Associates, L.P.*         100            -
Plaza Westlake Fund XII, Ltd.*               100            -

   General Partnerships:
Brendon Way Fund XII Associates               99            1

* The general partner of these partnerships is a corporation whose stock is 100% owned by the Partnership.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

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

Asset Held for Sale
-------------------

The asset held for sale is stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on this asset ceased at the time it was placed on the market for sale.

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

(a) first, 5% of all deductions for depreciation shall be allocated to the General Partner and 95% to the limited partners;

(b) then, net income in an amount equal to the cumulative amount paid to the General Partner for the Management Incentive Distribution ("MID") for which no previous income allocations have been made, shall be allocated to the General Partner; provided, however, that if all or a portion of such payment consists of limited partnership units ("Units"), the amount of net income allocated shall be equal to the amount of cash the General Partner would have otherwise received; and

(c) then, any remaining net income shall be allocated to achieve the ratio of 5% to the General Partner and 95% to the limited partners.

The Amended Partnership Agreement also provides that net losses, other than those arising from a sale or refinancing, shall be allocated 5% to the General Partner and 95% to the limited partners. Net losses arising from a sale or refinancing shall be allocated 1% to the General Partner and 99% to the limited partners.

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1997, 1996 and 1995 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

No distributions were made to the limited partners in 1997, 1996 or 1995. The Partnership paid or accrued distributions of $855,907, $924,117 and $1,044,865 for the benefit of the General Partner for the years ended December 31, 1997, 1996 and 1995, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 229,690, 229,828 and 229,980 Units outstanding in 1997, 1996 and 1995.

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. No Units were issued in payment of the MID in 1997, 1996 or 1995.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1997, 1996 or 1995 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                             For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Property management fees - affiliates......        $      768,159     $      811,532    $       877,423
Charged to interest expense:
   Interest expense on affiliate
     loans and advances....................                 2,642             53,622            160,853
Charged to general and
   administrative - affiliates:
   Partnership administration..............               226,401            346,471            449,708
                                                    -------------      -------------     --------------
                                                   $      997,202     $    1,211,625    $     1,487,984
                                                    =============      =============     ==============

Charged to General Partner's deficit:
   MID.....................................        $      855,907     $      924,117    $     1,044,865
                                                    =============      =============     ==============

Payable to affiliates - General Partner at December 31, 1997 and 1996 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. The General Partner has waived the collection terms of the MID until the Partnership has an adequate level of cash reserves. In 1996, the Partnership paid $2,210,551 from cash reserves for the MID.

The total advances from affiliates at December 31, 1997 and 1996 consist of the following:

                                                   1997          1996
                                                 ---------     ---------
    Advances purchased by General Partner        $  27,903     $  27,903
    Accrued interest payable                         4,233         1,591
                                                  --------      --------
                                                 $  32,136     $  29,494
                                                  ========      ========

The advances are unsecured, due on demand and accrue interest at the prime lending rate of the Bank of America plus 1%. The prime lending rate was 8.5% and 8.25% at December 31, 1997 and 1996, respectively.

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

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $1,664,332 in 1997, $3,627,641 in 1996 and $1,939,981 in 1995.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1997 and 1996 are set forth in the following tables:

                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1997                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------
Brendon Way
   Indianapolis, IN            $    1,067,661      $    21,895,901     $  (13,766,450)     $    9,197,112
Castle Bluff
   Kentwood, MI                       239,839            5,450,627         (3,476,090)          2,214,376
Lodge at Aspen Grove
   Denver, CO                         996,813            9,579,207         (6,001,667)          4,574,353
Palisades at the Galleria
   Atlanta, GA                        774,721           14,701,750         (9,252,855)          6,223,616
Plaza Westlake
   Glendale Heights, IL             1,455,584            6,725,372         (4,257,132)          3,923,824
                                -------------       --------------      -------------       -------------
                               $    4,534,618      $    58,352,857     $  (36,754,194)     $   26,133,281
                                =============       ==============      =============       =============

                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1996                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------

Brendon Way                    $    1,067,661      $    21,439,074     $  (12,614,845)     $    9,891,890
Castle Bluff                          239,839            5,329,617         (3,209,323)          2,360,133
Channingway (a)
   Columbus, OH                     1,544,716           18,357,567        (10,480,266)          9,422,017
Lodge at Aspen Grove                  996,813            9,158,390         (5,550,437)          4,604,766
Palisades at the Galleria             774,721           14,354,131         (8,414,943)          6,713,909
Plaza Westlake                      1,455,584            6,663,573         (3,890,520)          4,228,637
                                -------------       --------------      -------------       -------------
                               $    6,079,334      $    75,302,352     $  (44,160,334)     $   37,221,352
                                =============       ==============      =============       =============

(a) On August 1, 1997, the General Partner placed Channingway Apartments on the market for sale. Channingway Apartments is classified as such at December 31, 1997 with a net book value of $9,303,553. In February 1998, the Partnership received an offer from an unaffiliated buyer for the purchase of Channingway for $19.15 million and is currently evaluating the terms and conditions of this offer.

The results of operations for the asset held for sale at December 31, 1997 are $64,481, $(115,844) and $(476,754) for 1997, 1996 and 1995, respectively.
Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its commercial property under various non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1997, are as follows:

           1998....................................         $  683,159
           1999....................................            536,974
           2000....................................            235,753
           2001....................................            115,435
           2002....................................             74,136
           Thereafter..............................              7,216
                                                             ---------
               Total...............................         $1,652,673
                                                             =========

Future minimum rents do not include contingent rents or operating expense reimbursements. Contingent rents and operating expense reimbursements amounted to $187,775 in 1997, $147,333 in 1996 and $191,814 in 1995, and are included in rental revenue on the Statements of Operations.

The  Partnership's   properties  are  encumbered  by  mortgage  indebtedness  as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth mortgage notes payable of the Partnership at December 31, 1997 and 1996. All mortgage notes are secured by the related real estate investments or the asset held for sale.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position (a)Rates %           Maturity Date (d)           1997                1996
--------                 -------------------           --------------------    --------------     --------------
Brendon Way              First                8.00       $133,911     05/24    $   17,642,466     $   17,829,789
                                                                                -------------      -------------

Castle Bluff             First                9.25         36,926     12/24         4,392,431          4,427,466
                                                                                -------------      -------------

Channingway(c)           First            Variable (b) Variable (b)   08/98        12,579,650         12,791,999
                                                                                -------------      -------------


                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                       December 31,
Property                 Position (a)Rates %           Maturity Date (d)           1997                1996
--------                 -------------------           --------------------    --------------     --------------
Lodge at
   Aspen Grove           First                8.10         40,741     10/02         5,401,881          5,451,038
                                                                                -------------      -------------

Palisades at the
Galleria                 First                8.08         78,371     10/02        10,410,165         10,505,263
                                                                                -------------      -------------

Plaza Westlake           First                9.50         37,285     01/00         3,773,779          3,853,518
                                                                                -------------      -------------
                                                                               $   54,200,372     $   54,859,073
                                                                                =============      =============

(a)      The   debt,  except  for   Plaza  Westlake, is   non-recourse   to  the
         Partnership.

(b) Interest on the Channingway mortgage note is adjusted annually to 2.75% over the one year Treasury bill weekly average rate with a ceiling of 15% and a floor of 7.25%. The interest rate at December 31, 1997 and 1996 was 8.5% and 8.625%, respectively.

(c) The mortgage encumbering Channingway contains provisions which may give the lenders the right to accelerate the mortgage debt as a result of the September 1991 restructuring of the Partnership. The General Partner has requested that the lender waive its right to accelerate the mortgage debt. The lender may require the payment of fees or additional interest as a condition to granting such waiver. In the event the waiver is not obtained, and the mortgage debt is accelerated, the Partnership will be required to satisfy the outstanding mortgage debt which approximated $12.6 million at December 31, 1997. In such event, the Partnership will arrange alternative sources of mortgage financing. However, such refinancing may be at an interest rate, which is higher or is otherwise on terms, which are less favorable than those provided for by the current mortgage. Furthermore, if alternative financing cannot be obtained, the lender could foreclose on the property securing the mortgage. Management believes the likelihood of this outcome is remote.

(d)      Balloon payments on the mortgage notes are due as follows:

           Property                          Balloon Payment      Date
           --------                          ---------------      ----

         Channingway                         $ 12,293,000         08/98
         Plaza Westlake                         3,145,640         01/00
         Lodge at Aspen Grove                   5,099,378         10/02
         Palisades at the Galleria              9,825,319         10/02

Principal maturities of the mortgage notes payable are as follows:

                                             Real Estate       Asset Held
                                             Investments        For Sale
                                            ------------     -------------

         1998....................           $    485,627     $  12,579,650
         1999....................                527,927                 -
         2000....................              4,057,252                 -
         2001....................                507,477                 -
         2002....................             15,437,972                 -
         Thereafter..............             20,604,467                 -
                                             -----------      ------------
           Total.................           $ 41,620,722     $  12,579,650
                                             ===========     =============

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $56,219,000 as of December 31, 1997 and $53,290,000 as of December 31, 1996.

NOTE 6 - DISPOSITIONS OF PROPERTIES
-----------------------------------

On October 3, 1996, the Partnership sold Millwood Park Apartments to an unaffiliated buyer for a cash sales price of $5,327,000. Cash proceeds from this transaction, as well as the gain on sale of Millwood Park Apartments are detailed below.


                                                                     Gain on Sale         Cash Proceeds
                                                                   ----------------       -------------
Cash sales price..........................................         $     5,327,000        $  5,327,000
Selling costs.............................................                (116,570)           (116,570)
Basis of deferred borrowing costs
    written off...........................................                (115,607)
Basis of real estate sold.................................              (3,430,082)
Basis of escrows written off..............................                (158,572)
                                                                     -------------


Gain on sale..............................................         $     1,506,169
                                                                    ==============          -----------

Proceeds from disposition of real estate..................                                    5,210,430
Retirement of mortgage note...............................                                   (3,958,288)
                                                                                            -----------

Net cash proceeds.........................................                                 $  1,252,142
                                                                                            ===========


On July 27, 1995, the Partnership sold its investment in Lamar Plaza to an unaffiliated buyer for assumption of the first and second liens by the purchaser. The gain on disposition is detailed below:

                                                            Gain on Sale
Mortgage and accrued interest assumed by
   purchaser.........................................       $  4,195,215
Basis of real estate sold............................         (3,030,994)
                                                             -----------

Gain on disposition of real estate...................       $  1,164,221
                                                             ===========

On June 19, 1995 the Partnership sold its investment in Sundance to an unaffiliated buyer for a cash sales price of $45,000 and assumption of the first, second and third liens by the purchaser. Cash proceeds and the gain on disposition are detailed below.

                                                                   Gain on Sale           Cash Proceeds
                                                                  ----------------        -------------
Sales price..........................................             $         45,000         $     45,000
Mortgages and accrued interest assumed by
   purchaser.........................................                    8,191,859
Basis of real estate sold............................                   (5,973,567)
                                                                   ---------------

Gain on disposition of real estate...................             $      2,263,292
                                                                   ===============          ----------


Net cash proceeds....................................                                      $    45,000
                                                                                            ==========


Also related to the sale of Sundance, the Partnership recognized a $268,433 gain on early extinguishment of debt related to the interest in net profits portion of the debt.

NOTE 7 - REFINANCING OF MORTGAGE NOTES PAYABLE
-----------------------------------------------

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
                                                                ============

On October 3, 1996, the Partnership sold Millwood Park (See Note 6).

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

On October 13, 1995, the Partnership refinanced the mortgage note payable on Palisades at the Galleria. The new loan bears an interest rate of 8.08%, requires monthly principal and interest payments of $78,371 and will mature October 16, 2002. Following is a summary of the transaction:

         New loan proceeds.........................            $  10,600,000
         Existing debt retired.....................               (8,413,974)
                                                                ------------
         Cash proceeds from refinancing............            $   2,186,026
                                                                ============

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

On March 24, 1995, the Partnership refinanced the mortgage note payable on Plaza Westlake. The new loan bears an interest rate of 9.5%, requires monthly principal and interest payments of $37,285, and will mature January 31, 2000. Following is a summary of the transaction:

         New loan proceeds.........................          $     4,000,000
         Capital improvement account...............                 (300,000)
         Existing debt retired.....................               (3,365,938)
                                                              --------------
         Cash proceeds from refinancing............          $       334,062
                                                              ==============

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. Defendants must move, answer or otherwise respond to the second consolidated and amended complaint by June 30, 1998.

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

NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The  Partnership  has  become  aware of the  existence  of  certain  underground solvent-based contamination at a portion of the Lodge at Aspen Grove. The Partnership understands the source of the contamination is related to underground storage tanks located at a Colorado Department of Transportation ("CDOT") facility nearby. The Partnership has been informed that CDOT, as the responsible party, has agreed to remediate the property to comply with state and federal standards. The Partnership believes that CDOT has submitted a corrective action plan to the Colorado Department of Public Health and Environment and that implementation of the plan is ongoing. CDOT has obtained an access agreement from the Partnership to perform its corrective action plan and monitor its progress.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                                                                                       Costs
                                                        Initial Cost (b)           Cumulative         Capitalized
                            Related (b)                         Buildings and      Write-down         Subsequent
Description                 Encumbrances         Land           Improvements    For Impairment(d)    To Acquisition
-----------                 ------------         ----           --------------  ------------------   ---------------
Real Estate Investments:

Apartments:

Brendon Way
   Indianapolis, IN        $   17,642,466    $    1,067,661    $   17,490,677     $          -     $   4,405,224

Castle Bluff
   Kentwood, MI                 4,392,431           239,839         4,650,535                -           800,092

Lodge at Aspen Grove
   Denver, CO                   5,401,881           996,813         8,058,534                -         1,520,673

Palisades at the
   Galleria
   Atlanta, GA                 10,410,165           975,967        10,920,268                -         3,580,236

Plaza Westlake
   Glendale Heights, IL         3,773,779         1,635,485         6,222,137         (746,424)        1,069,758
                           --------------    --------------    --------------     ------------      ------------

                          $    41,620,722   $     4,915,765   $    47,342,151    $    (746,424)    $  11,375,983
                           ==============    ==============    ==============     ============      ============

Asset Held for Sale:

Channingway (c)
   Columbus, OH          $    12,579,650
                          ==============


(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition.

(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Asset Held for Sale". Depreciation ceases at the time the asset is placed on the market for sale.

(d)   The carry value of Plaza Westlake was reduced by $746,424 in 1990.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            --------------        ---------      ----------------
Real Estate Investments:

Apartments:

Brendon Way
   Indianapolis, IN           $    1,067,661     $   21,895,901   $     22,963,562    $  (13,766,450)

Castle Bluff
   Kentwood, MI                      239,839          5,450,627          5,690,466        (3,476,090)

Lodge at Aspen Grove
   Denver, CO                        996,813          9,579,207         10,576,020        (6,001,667)

Palisades at the
   Galleria
   Atlanta, GA                       774,721         14,701,750         15,476,471        (9,252,855)

Plaza Westlake
   Glendale Heights, IL            1,455,584          6,725,372          8,180,956        (4,257,132)
                              --------------      -------------    ----------------    -------------
                             $     4,534,618     $   58,352,857   $     62,887,475    $  (36,754,194)
                              ==============      =============    ===============     =============


Asset Held for Sale:

Channingway (c)
   Columbus, OH                                                   $      9,303,533
                                                                   ===============

(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $91,089,562 and accumulated depreciation was $75,307,789 at December 31, 1997.

(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Asset Held for Sale". Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1997



                                 Date of                    Date                Depreciable
Description                   Construction                Acquired              lives (years)
-----------                   ------------                --------              -------------
Real Estate Investments:

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


Asset Held for Sale:

Channingway (c)
   Columbus, OH                 1970/75                     12/82



(c) The asset held for sale is carried at the lower of depreciated cost or fair value less costs to sell. Historical cost, net of accumulated depreciation and cumulative write-downs, becomes the new cost basis when the asset is classified as "Asset Held for Sale". Depreciation ceases at the time the asset is placed on the market for sale.

                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                            For the Years Ended December 31,
                                                   ----------------------------------------------------
                                                        1997               1996               1995
                                                   --------------     --------------    ---------------
Real Estate Investments:

Balance at beginning of year...............        $   81,381,686     $   79,599,343    $    78,020,212

Improvements...............................             1,797,633          1,983,589          1,579,131

Reclassification to asset held for sale....           (20,291,844)                 -                  -

Dispositions of real estate................                     -           (201,246)                 -
                                                    -------------      -------------      -------------

Balance at end of year.....................        $   62,887,475     $   81,381,686     $   79,599,343
                                                    =============      =============      =============

Accumulated Depreciation and Amortization:

Balance at beginning of year...............        $   44,160,334     $   40,501,275     $   37,105,195

Depreciation and amortization..............             3,582,171          3,659,059          3,396,080

Reclassification to asset held for sale....           (10,988,311)                 -                  -
                                                    -------------      -------------      -------------

Balance at end of year.....................        $   36,754,194     $   44,160,334     $   40,501,275
                                                    =============      =============      =============

Asset Held for Sale:

Balance at beginning of year...............        $            -     $    3,164,323     $   12,724,693

Reclassification to asset held for sale....             9,303,533                  -                  -

Improvements...............................                     -            265,759             67,285

Depreciation...............................                     -                  -           (623,094)

Sale ......................................                     -         (3,430,082)        (9,004,561)
                                                    -------------      -------------      -------------

Balance at end of year.....................        $    9,303,533     $            -     $    3,164,323
                                                    =============      =============      =============


ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------   -----------------------------------------------------------
          AND FINANCIAL DISCLOSURE
          ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Robert A. McNeil,              77       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation  of such  entity in 1990.  Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active  operations
                                        of  McREMI  and  McNeil  Partners,  L.P.
                                        began in February 1991, Mr. McNeil was a
                                        private investor. Mr. McNeil is a member
                                        of the International  Board of Directors
                                        of the Salk  Institute,  which  promotes
                                        research in improvements in health care.

Carole J. McNeil               54       Mrs.    McNeil   is   Co-Chairman,  with
Co-Chairman of the                      husband  Robert  A.  McNeil,  of  McNeil
Board                                   Investors,  Inc. Mrs.  McNeil has twenty
                                        years of real  estate  experience,  most
                                        recently as a private investor from 1986
                                        to 1993.  In 1982,  she founded  Ivory &
                                        Associates,  a  commercial  real  estate
                                        brokerage  firm  in San  Francisco,  CA.
                                        Prior to that, she was a commercial real
                                        estate   associate   with  the   Madison
                                        Company and, earlier, a commercial sales
                                        associate  and  analyst  with Marcus and
                                        Millichap  in San  Francisco.  In  1978,
                                        Mrs. McNeil  established Escrow Training
                                        Centers,  California's  first accredited
                                        commercial  training  program  for title
                                        company escrow  officers and real estate
                                        agents   needing   college   credits  to
                                        qualify  for  brokerage  licenses.   She
                                        began  in real  estate  as  Manager  and
                                        Marketing  Director  of Title  Insurance
                                        and  Trust in  Marin  County,  CA.  Mrs.
                                        McNeil serves on the International Board
                                        of Directors of the Salk Institute.

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------
Ron K. Taylor                  40       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively
                                        involved  in the  real  estate  industry
                                        since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1997, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1997. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

See Item 13 - Certain Relationships and Related Transactions for amounts of compensation and reimbursements paid by the Partnership to the General Partner and its affiliates.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
-------- ---------------------------------------------------------------

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

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1997, the Partnership paid or accrued for the General Partner MID in the amount of $855,907.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1997, the Partnership paid or accrued $994,560 in property management fees and reimbursements.

See Item 1 - Business, Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations, and Item 8 - Note 2 - "Transactions with Affiliates."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
--------  -----------------------------------------------------------------
See accompanying index to financial statements at Item 8 - Financial Statements and Supplementary Data.

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

           3.4                              Amendment No. 1 to the  Amended  and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (4)

           3.5                              Amendment No. 2 to  the  Amended and
                                            Restated   Partnership    Agreement,
                                            dated March 28, 1994. (4)

           10.1                             Promissory   Note,  dated  July  13,
                                            1988,  between  McNeil  Real  Estate
                                            Fund XII, Ltd. and Transohio Savings
                                            Bank. (1)

           10.3                             Mortgage Note, dated April 25, 1989,
                                            between   Brendon   Way   Fund   XII
                                            Associates  and American  Mortgages,
                                            Inc. (1)


           Exhibit
           Number                           Description
           -------                          -----------
           10.4                             Assignment and Assumption Agreement,
                                            dated  September  6,  1991,  between
                                            Pacific    Investors    Corporation,
                                            Robert   A.    McNeil   and   McNeil
                                            Partners, L.P. regarding McNeil Real
                                            Estate Fund XII, Ltd.(2)

           10.5                             Assignment and Assumption Agreement,
                                            dated  September  6,  1991,  between
                                            Pacific  Investors  Corporation  and
                                            McNeil  Partners,   L.P.   regarding
                                            Brendon Way Fund XII Associates.(2)

           10.6                             Assignment and Assumption Agreement,
                                            dated  September  6,  1991,  between
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
                                            Management  Corporation,   Southmark
                                            Commercial  Management,  McNeil Real
                                            Estate  Fund XII,  Ltd.  and  McNeil
                                            Real Estate Management, Inc.(2)

           10.12                            Termination     Agreement,     dated
                                            September 6, 1991,  between  Brendon
                                            Way  Associates  Fund XII and McNeil
                                            Real Estate Management, Inc.(2)

           Exhibit
           Number                           Description
           -------                          -----------
           10.13                            Termination      Agreement,    dated
                                            September  6, 1991,  between  Castle
                                            Bluff  XII   Associates,   L.P.  and
                                            McNeil   Real   Estate   Management,
                                            Inc.(2)

           10.15                            Amended  Property  Management Agree-
                                            ment,  dated March 5, 1993,  between
                                            McNeil Real  Estate  Fund XII,  Ltd.
                                            and McNeil Real  Estate  Management,
                                            Inc. (3)

           10.16                            Second Modification of Deed of Trust
                                            Note,  dated June 30, 1993,  between
                                            American Mortgages, Inc. and Brendon
                                            Way XII Associates. (4)

           10.17                            Mortgage Note, dated March 24, 1995,
                                            between  Plaza  Westlake  Fund  XII,
                                            Ltd. and Bank One. (5)

           10.18                            Promissory Note, dated  October  13,
                                            1995,  between  Palisades  Fund  XII
                                            Associates,   L.P.  and  Fleet  Real
                                            Estate Capital, Inc. (5)

           10.19                            Mortgage Note, dated   October   20,
                                            1995, between Buccaneer Village Fund
                                            XII,  Ltd.  and  Fleet  Real  Estate
                                            Capital, Inc. (5)

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


           22.                              Following  is a list of subsidiaries
                                            of the Partnership:
                                                                                                 Names Under
                                                                           Jurisdiction          Which It Is
                                            Name of Subsidiary            of Incorporation      Doing Business
                                            ------------------            ----------------      --------------
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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1997.

                        McNEIL REAL ESTATE FUND XII, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                McNEIL REAL ESTATE FUND XII, LTD.


                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



March 31, 1998                       By:  /s/  Robert A. McNeil
--------------                            --------------------------------------
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



March 31, 1998                       By:  /s/  Ron K. Taylor
--------------                            --------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                            Investors, Inc.
                                          (Principal Financial Officer)




March 31, 1998                       By:  /s/  Brandon K. Flaming
--------------                            --------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                           Investors, Inc.
                                          (Principal Accounting Officer)