Form 10-Q
period 1998-03-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1998-05-14
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended     March 31, 1998
                                     -------------------------------------------

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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                        MCNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          March 31,         December 31,
                                                                            1998                 1997
                                                                       ---------------      --------------

ASSETS
------

Real estate investments:
   Land.....................................................           $     4,534,618      $    4,534,618
   Buildings and improvements...............................                58,451,302          58,352,857
                                                                        --------------       -------------
                                                                            62,985,920          62,887,475
   Less:  Accumulated depreciation and amortization.........               (37,514,235)        (36,754,194)
                                                                        --------------       -------------
                                                                            25,471,685          26,133,281

Asset held for sale.........................................                 9,312,971           9,303,533

Cash and cash equivalents...................................                 1,644,648           1,423,658
Cash segregated for security deposits ......................                   463,945             456,356
Accounts receivable.........................................                   226,697             165,311
Prepaid expenses and other assets...........................                   130,932             139,468
Escrow deposits.............................................                 1,637,308           1,350,788
Deferred borrowing costs, net of accumulated amorti-
   zation of $805,059 and $767,891 at March 31, 1998
   and December 31, 1997, respectively......................                 1,507,534           1,544,702
                                                                        --------------       -------------
                                                                       $    40,395,720      $   40,517,097
                                                                        ==============       =============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable......................................           $    54,025,002      $   54,200,372
Accounts payable............................................                     9,936               9,996
Accrued expenses............................................                   228,689             277,958
Accrued interest............................................                   376,771             378,010
Accrued property taxes......................................                 1,063,758             932,545
Deferred gain - land condemnation...........................                   297,754             297,754
Advance from Southmark......................................                    40,424              39,839
Advances from affiliates - General Partner..................                    32,790              32,136
Payable to affiliates - General Partner.....................                 4,862,836           4,573,052
Security deposits and deferred rental revenue...............                   487,722             519,042
                                                                        --------------       -------------
                                                                            61,425,682          61,260,704
                                                                        --------------       -------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,666 and 229,690 limited partnership
     units issued and outstanding at March 31, 1998 and
     December 31, 1997, respectively........................               (10,637,692)        (10,579,935)
   General Partner..........................................               (10,392,270)        (10,163,672)
                                                                        --------------       -------------
                                                                           (21,029,962)        (20,743,607)
                                                                        --------------       -------------
                                                                       $    40,395,720      $   40,517,097
                                                                        ==============       =============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                  Three Months Ended
                                                                                       March 31,
                                                                           --------------------------------
                                                                                1998               1997
                                                                           --------------     --------------

Revenue:
   Rental revenue...................................                       $    4,169,057     $    3,807,257
   Interest.........................................                               17,059             22,990
                                                                            -------------      -------------
     Total revenue..................................                            4,186,116          3,830,247
                                                                            -------------      -------------

Expenses:
   Interest.........................................                            1,193,972          1,208,030
   Interest - affiliates............................                                  654                637
   Depreciation and amortization....................                              760,041            946,959
   Property taxes...................................                              300,780            303,171
   Personnel expenses...............................                              463,150            464,384
   Utilities........................................                              369,326            420,750
   Repair and maintenance...........................                              439,372            459,016
   Property management fees - affiliates............                              201,019            192,555
   Other property operating expenses................                              205,230            217,540
   General and administrative.......................                              248,175             50,687
   General and administrative - affiliates..........                               65,194             54,805
                                                                            -------------      -------------
     Total expenses.................................                            4,246,913          4,318,534
                                                                            -------------      -------------

Net loss............................................                       $      (60,797)    $     (488,287)
                                                                            ==============     =============

Net loss allocable to limited partners..............                       $      (57,757)    $     (463,873)
Net loss allocable to General Partner...............                               (3,040)           (24,414)
                                                                            --------------     -------------
Net loss............................................                       $      (60,797)    $     (488,287)
                                                                            ==============     =============

Net loss per limited partnership unit...............                       $        (0.25)    $        (2.02)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1998 and 1997


                                                                                                 Total
                                                   General                 Limited               Partners'
                                                   Partner                 Partners              Deficit
                                                ---------------         ----------------      ----------------
Balance at December 31, 1996..............      $    (9,232,451)        $    (9,148,979)      $   (18,381,430)

Net loss..................................              (24,414)               (463,873)             (488,287)

Management Incentive Distribution.........             (205,048)                      -              (205,048)
                                                  -------------           -------------         -------------

Balance at March 31, 1997.................      $    (9,461,913)         $   (9,612,852)      $   (19,074,765)
                                                 ==============           =============        ==============


Balance at December 31, 1997..............      $   (10,163,672)         $  (10,579,935)      $   (20,743,607)

Net loss..................................               (3,040)                (57,757)              (60,797)

Management Incentive Distribution.........             (225,558)                      -              (225,558)
                                                  -------------           -------------         -------------

Balance at March 31, 1998.................      $   (10,392,270)         $  (10,637,692)       $  (21,029,962)
                                                 ==============           =============        ==============






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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                            Three Months Ended
                                                                                   March 31,
                                                                 ------------------------------------------
                                                                        1998                     1997
                                                                -------------------       -----------------
Cash flows from operating activities:
   Cash received from tenants........................           $        4,078,873        $      3,859,819
   Cash paid to suppliers............................                   (1,872,349)             (1,680,714)
   Cash paid to affiliates...........................                     (201,987)               (580,332)
   Interest received.................................                       17,059                  22,990
   Interest paid.....................................                   (1,157,458)             (1,173,811)
   Property taxes paid...............................                     (359,895)               (377,609)
                                                                 -----------------          --------------
Net cash provided by operating activities............                      504,243                  70,343
                                                                 -----------------          --------------

Cash flows from investing activities:
   Additions to real estate investments..............                      (98,445)               (259,343)
   Additions to assets held for sale.................                       (9,438)                      -
                                                                 ------------------         --------------
Net cash used in investing activities................                     (107,883)               (259,343)
                                                                 -----------------          --------------

Cash used in financing activities:
   Principal payments on mortgage notes
     payable.........................................                     (175,370)               (160,444)
                                                                 -----------------          --------------

Net increase (decrease) in cash and cash equivalents.                      220,990                (349,444)

Cash and cash equivalents at beginning of
   period............................................                    1,423,658               1,768,249
                                                                 -----------------          --------------

Cash and cash equivalents at end of period...........           $        1,644,648         $     1,418,805
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities

                                                                             Three Months Ended
                                                                                   March 31,
                                                                  -----------------------------------------
                                                                        1998                     1997
                                                                  -----------------        ----------------
Net loss.............................................             $        (60,797)        $      (488,287)
                                                                   ---------------          --------------

Adjustments to reconcile net loss to net cash
  provided by operating activities:
   Depreciation and amortization.....................                      760,041                 946,959
   Amortization of deferred borrowing costs..........                       37,168                  34,787
   Net interest added on advances from
     affiliates - General Partner....................                          654                     637
   Net interest added on advances from
     Southmark.......................................                          585                     571
Changes in assets and liabilities:
     Cash segregated for security deposits...........                       (7,589)                 (2,429)
     Accounts receivable.............................                      (61,386)                 (4,989)
     Prepaid expenses and other assets...............                        8,536                  15,711
     Escrow deposits.................................                     (286,520)               (356,890)
     Accounts payable................................                          (60)                 (6,219)
     Accrued expenses................................                      (49,269)                (33,252)
     Accrued interest................................                       (1,239)                 (1,139)
     Accrued property taxes..........................                      131,213                 234,087
     Payable to affiliates - General Partner.........                       64,226                (332,972)
     Security deposits and deferred rental ..........
       revenue.......................................                      (31,320)                 63,768
                                                                   ---------------          --------------

       Total adjustments.............................                      565,040                 558,630
                                                                   ---------------          --------------

Net cash provided by operating activities............             $        504,243         $        70,343
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

                                 March 31, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1997, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XII, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

NOTE 3.
-------

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                           Three Months Ended
                                                                 March 31,
                                                          ----------------------
                                                             1998        1997
                                                          ----------   ---------
Charged to other assets:
Property management fees - affiliates................     $  201,019   $ 192,555
Interest - affiliates................................            654         637
Charged to general and administrative affiliates:
   Partnership administration........................         65,194      54,805
                                                           ---------    --------
                                                          $  266,867   $ 247,997
                                                           =========    ========

Charged to General Partner's deficit:
   Management Incentive Distribution.................     $  225,558   $ 205,048
                                                           =========    ========

NOTE 4.
-------

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

NOTE 5.
-------

On April 7, 1998, the Partnership sold to W9/PHC Real Estate Limited Partnership, an unaffiliated buyer, Channingway Apartments, a 770 unit apartment complex, located in Columbus, Ohio, for a cash purchase price of $19,150,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately $5,706,000.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At March 31, 1998, the Partnership owned five apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased $355,869 or 9% for the three months ended March 31, 1998 as compared to the same period last year. A decrease of $5,931 in interest income was offset by a $361,800 increase in rental revenue.

Rental revenues increased at five of the Partnership's six properties. The properties reporting the largest increases in rental revenue, on a percentage basis, were Castle Bluff Apartments and Plaza Westlake. These properties achieved increased rental revenue ranging from 5% to 23% primarily by increasing their base rental rates. One of the Partnership's properties, Channingway Apartments, reported a decrease in rental revenue. The remainder of the Partnership's properties reported small increases in rental revenue due to increased rental rates that were partially offset by decreased occupancy rates. The increase in rent is also due to an increase in contingent rents billed on Plaza Westlake as compared to the prior year.

Expenses:

Partnership expenses decreased $71,621 or 2% for the three months ended March 31, 1998 as compared to the same period last year. The Partnership incurred decreases in depreciation and utilities. These expenses were partially offset by increases in general and administrative and general and administrative - affiliates.

Depreciation expense decreased $186,918 or 20% for the three months ended March 31, 1998 as compared to the same period last year. This decrease is mainly due to Channingway, which is currently classified as an asset held for sale, for which no depreciation has been recognized since August 1, 1997.

Utility expense decreased $51,424 or 12% for the three months ended March 31, 1998 as compared to the same period last year. Warmer winter weather in Indianapolis has resulted in lower gas bills at Brendon Way Apartments.

General and administrative expenses increased $197,488 for the three months ended March 31, 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative-affiliate expenses increased $10,389 or 19% for the three months ended March 31, 1998 as compared to the same period of 1997. The increase is due to the change in investor relation charges as discussed above.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first three months of 1998, the Partnership provided $504,243 in cash from operations as compared to $70,343 in cash from operations in 1997. The $433,900 increase in cash can be attributed to the reduction in cash paid to affiliates and increase in cash received from tenants in the first quarter of 1998 as compared to the same period in 1997.

The Partnership expended $107,883 and $259,343 for capital improvements to its properties for the three months ended March 31, 1998 and 1997, respectively.

Cash used for financing activities was $175,370 for the three months ended March 31, 1998 as compared to $160,444 for the same period in 1997. These funds were used to make principal payments on the Partnership's mortgage notes.

Short-term liquidity:

At March 31, 1998, the Partnership held cash and cash equivalents of $1,644,648. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs in 1998. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the
Partnership's budgeted $1.2 million in capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes.

On April 7, 1998, the Partnership sold to W9/PHC Real Estate Limited Partnership, an unaffiliated buyer, Channingway Apartments, a 770 unit apartment complex, located in Columbus, Ohio, for a cash purchase price of $19,150,000. Net cash proceeds to the Partnership, after payoff of the first mortgage note and various closing costs, amounted to approximately $5,706,000.

Long-term liquidity:

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

Income (loss) allocation and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1998 and 1997, $(3,040) and $(24,414), respectively, was allocated to the General Partner. The limited partners received net loss allocations of $(57,757) and $(463,873) for the three months ended March 31, 1998 and 1997, respectively.

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

         11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 229,666 and 229,690 limited partnership units outstanding in 1998 and 1997.

         27.                        Financial   Data   Schedule  for the quarter
                                    ended March 31, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1998.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                                McNEIL REAL ESTATE FUND XII, Ltd.

                                By:  McNeil Partners, L.P., General Partner

                                     By: McNeil Investors, Inc., General Partner



May 14, 1998                         By:  /s/  Ron K. Taylor
------------                            ----------------------------------------
Date                                      Ron K. Taylor
                                          President and Director of McNeil
                                           Investors, Inc.
                                          (Principal Financial Officer)




May 14, 1998                         By:  /s/  Brandon K. Flaming
------------                            ----------------------------------------
Date                                      Brandon K. Flaming
                                          Vice President of McNeil
                                            Investors, Inc.
                                          (Principal Accounting Officer)