Form 10-Q
period 1998-06-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1998-08-14
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934


     For the quarterly period ended        June 30, 1998
                                    --------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ______________to_____________
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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                                       June 30,        December 31,
                                                                                         1998              1997
                                                                                     ------------      ------------
ASSETS
------
Real estate investments:
   Land ........................................................................     $  4,534,618      $  4,534,618
   Buildings and improvements ..................................................       58,996,741        58,352,857
                                                                                     ------------      ------------
                                                                                       63,531,359        62,887,475
   Less:  Accumulated depreciation and amortization ............................      (38,275,755)      (36,754,194)
                                                                                     ------------      ------------
                                                                                       25,255,604        26,133,281

Asset held for sale ............................................................                -         9,303,533

Cash and cash equivalents ......................................................        7,332,786         1,423,658
Cash segregated for security deposits ..........................................          467,585           456,356
Accounts receivable ............................................................          234,678           165,311
Prepaid expenses and other assets ..............................................          109,014           139,468
Escrow deposits ................................................................        1,497,372         1,350,788
Deferred borrowing costs, net of accumulated amorti-
   zation of $513,953 and $767,891 at June 30, 1998
   and December 31, 1997, respectively .........................................        1,470,367         1,544,702
                                                                                     ------------      ------------
                                                                                     $ 36,367,406      $ 40,517,097
                                                                                     ============      ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable .........................................................     $ 41,382,609      $ 54,200,372
Accounts payable ...............................................................                -             9,996
Accrued expenses ...............................................................          112,339           277,958
Accrued interest ...............................................................          286,242           378,010
Accrued property taxes .........................................................          802,302           932,545
Deferred gain - land condemnation ..............................................          297,754           297,754
Advance from Southmark .........................................................           41,016            39,839
Advances from affiliates - General Partner .....................................           33,450            32,136
Payable to affiliates - General Partner ........................................        5,011,928         4,573,052
Security deposits and deferred rental revenue ..................................          351,369           519,042
                                                                                     ------------      ------------
                                                                                       48,319,009        61,260,704
                                                                                     ------------      ------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units authorized;
     229,666 and 229,690 limited partnership units issued and
     outstanding at June 30, 1998 and December 31, 1997, respectively ..........       (1,829,268)      (10,579,935)
   General Partner .............................................................      (10,122,335)      (10,163,672)
                                                                                     ------------      ------------
                                                                                      (11,951,603)      (20,743,607)
                                                                                     ------------      ------------
                                                                                     $ 36,367,406      $ 40,517,097
                                                                                     ============      ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                               Three Months Ended                      Six Months Ended
                                                    June 30,                                June 30,
                                          ------------------------------         ------------------------------
                                             1998               1997                1998               1997
                                          -----------        -----------         -----------        -----------
Revenue:
   Rental revenue ................        $ 3,176,358        $ 3,836,204         $ 7,345,415        $ 7,643,461
   Interest ......................             76,128             26,818              93,187             49,808
   Gain on sale of real estate....          9,568,850                  -           9,568,850                  -
                                          -----------        -----------         -----------        -----------
     Total revenue ...............         12,821,336          3,863,022          17,007,452          7,693,269
                                          -----------        -----------         -----------        -----------

Expenses:
   Interest ......................            943,764          1,207,287           2,137,736          2,415,317
   Interest - affiliates .........                660                668               1,314              1,305
   Depreciation and
     amortization ................            761,520            987,959           1,521,561          1,934,918
   Property taxes ................            237,569            303,171             538,349            606,342
   Personnel expenses ............            363,591            396,809             826,741            861,193
   Utilities .....................            239,032            266,900             608,358            687,650
   Repair and maintenance ........            482,055            573,231             921,427          1,032,247
   Property management
     fees - affiliates ...........            156,383            190,977             357,402            383,532
   Other property operating
     expenses ....................            166,720            199,456             371,950            416,996
   General and administrative ....            119,803             50,073             367,978            100,760
   General and administrative -
     affiliates ..................             78,213             56,798             143,407            111,603
                                          -----------        -----------         -----------        -----------
     Total expenses ..............          3,549,310          4,233,329           7,796,223          8,551,863
                                          -----------        -----------         -----------        -----------

Net income (loss) ................        $ 9,272,026        $  (370,307)        $ 9,211,229        $  (858,594)
                                          ===========        ===========         ===========        ===========

Net income (loss) allocable
   to limited partners ...........        $ 8,808,425        $  (351,792)        $ 8,750,667        $  (815,664)
Net income (loss) allocable
   to General Partner ............            463,601            (18,515)            460,562            (42,930)
                                          -----------        -----------         -----------        -----------
Net income (loss) ................        $ 9,272,026        $  (370,307)        $ 9,211,229        $  (858,594)
                                          ===========        ===========         ===========        ===========

Net income (loss) per limited
   partnership unit ..............        $     38.35        $     (1.53)        $     38.10        $     (3.55)
                                          ===========        ===========         ===========        ===========


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1998 and 1997

                                                                                                  Total
                                                    General                 Limited               Partners'
                                                    Partner                 Partners              Deficit
                                                 ---------------          --------------        -------------

Balance at December 31, 1996..............       $   (9,232,451)          $  (9,148,979)        $ (18,381,430)

Net loss..................................              (42,930)               (815,664)             (858,594)

Management Incentive Distribution.........             (429,770)                      -              (429,770)
                                                 --------------           -------------         -------------

Balance at June 30, 1997..................       $   (9,705,151)          $  (9,964,643)        $ (19,669,794)
                                                 ==============           =============         =============


Balance at December 31, 1997..............       $  (10,163,672)          $ (10,579,935)        $ (20,743,607)

Net income................................              460,562               8,750,667             9,211,229

Management Incentive Distribution.........             (419,225)                      -              (419,225)
                                                 --------------           -------------         -------------

Balance at June 30, 1998..................       $  (10,122,335)          $  (1,829,268)        $ (11,951,603)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                          Six Months Ended
                                                               June 30,
                                                  ----------------------------------
                                                      1998                  1997
                                                  -------------        -------------
Cash flows from operating activities:
   Cash received from tenants ............        $  7,102,407         $  7,710,513
   Cash paid to suppliers ................          (3,219,696)          (3,037,651)
   Cash paid to affiliates ...............            (481,158)            (828,566)
   Interest received .....................              93,187               49,808
   Interest paid .........................          (2,153,992)          (2,347,518)
   Property taxes paid ...................            (842,356)            (801,166)
                                                  ------------         ------------
Net cash provided by operating activities              498,392              745,420
                                                  ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments ..            (643,884)            (621,599)
   Additions to assets held for sale .....              (9,438)                   -
   Proceeds from sale of real estate .....          18,881,821                    -
                                                  ------------         ------------
Net cash provided by (used in)
   investing activities ..................          18,228,499             (621,599)
                                                  ------------         ------------

Cash used in financing activities:
   Principal payments on mortgage notes
     payable .............................            (294,702)            (322,304)
   Retirement of mortgage note payable ...         (12,523,061)                   -
                                                  ------------         ------------
Net cash used in financing activities ....         (12,817,763)            (322,304)
                                                  ------------         ------------

Net increase (decrease) in cash and cash
   equivalents ...........................           5,909,128             (198,483)

Cash and cash equivalents at beginning of
   period ................................           1,423,658            1,768,249
                                                  ------------         ------------

Cash and cash equivalents at end of period        $  7,332,786         $  1,569,766
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                Six Months Ended
                                                                    June 30,
                                                         --------------------------------
                                                            1998                1997
                                                         -----------         ------------
Net income (loss) ...............................        $ 9,211,229         $  (858,594)
                                                         -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating  activities:
   Depreciation and amortization ................          1,521,561           1,934,918
   Amortization of deferred borrowing costs .....             74,335              69,922
   Net interest added on advances from
     affiliates - General Partner ...............              1,314               1,305
   Net interest added on advances from
     Southmark ..................................              1,177               1,169
   Gain on sale of real estate ..................         (9,568,850)                  -
Changes in assets and liabilities:
     Cash segregated for security deposits ......            (11,229)             (5,213)
     Accounts receivable ........................            (69,367)             31,980
     Prepaid expenses and other assets ..........             30,454               6,389
     Escrow deposits ............................           (146,584)           (109,242)
     Accounts payable ...........................             (9,996)             (6,466)
     Accrued expenses ...........................           (165,619)            (54,776)
     Accrued interest ...........................            (91,768)             (3,292)
     Accrued property taxes .....................           (130,243)             19,300
     Payable to affiliates - General Partner ....             19,651            (333,431)
     Security deposits and deferred rental
       revenue ..................................           (167,673)             51,451
                                                         -----------         -----------

       Total adjustments ........................         (8,712,837)          1,604,014
                                                         -----------         -----------

Net cash provided by operating activities .......        $   498,392         $   745,420
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

                                  June 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                          1998            1997
                                                        --------        --------

Property management fees - affiliates ...........       $357,402        $383,532
Interest - affiliates ...........................          1,314           1,305
Charged to general and administrative affiliates:
   Partnership administration ...................        143,407         111,603
                                                        --------        --------
                                                        $502,123        $496,440
                                                        ========        ========

Charged to General Partner's deficit:
   MID ..........................................       $419,225        $429,770
                                                        ========        ========

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

NOTE 5.
-------

On April 7, 1998, the Partnership sold to W9/PHC Real Estate Limited Partnership, an unaffiliated buyer, Channingway Apartments, a 770 unit apartment complex, located in Columbus, Ohio, for a cash sales price of $19,150,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                      Gain on Sale          Cash Proceeds
                                                                     -------------          -------------
       Cash sales price.....................................         $  19,150,000          $ 19,150,000

       Selling costs........................................              (268,179)             (268,179)
       Basis of real estate sold............................            (9,312,971)
                                                                     -------------

       Gain on sale of real estate..........................         $   9,568,850
                                                                     =============           -----------

       Proceeds from sale of real estate....................                                  18,881,821
       Retirement of mortgage note payable..................                                 (12,523,061)
                                                                                             -----------

       Net cash proceeds....................................                                 $ 6,358,760
                                                                                             ============

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   ---------------------------------------------------------------
          RESULTS OF OPERATIONS
          ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At June 30, 1998, the Partnership owned four apartment properties and one shopping center. All of the Partnership's properties are subject to mortgage notes.

The Partnership recorded a $9,568,850 gain on the sale of Channingway Apartments. Net proceeds from the sale, after repayment of the related mortgage note, amounted to $6,358,760. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenues increased $8,958,314 and $9,314,183 for the three and six months ended June 30, 1998 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments, Partnership revenues increased $628,482 or 9% for the six months ended June 30, 1998. Greater cash reserves led to an increase of $43,379 in interest income for the six months ended June 30, 1998.

Rental revenues increased at all of the Partnership's five remaining properties. The properties reporting the largest increases in rental revenue, on a percentage basis, were Plaza Westlake and Brendon Way Apartments. The increase in rent on Plaza Westlake is due to an increase in contingent rents billed, as compared to the prior year. The increase at Brendon Way Apartments is primarily due to greater occupancy during 1998. The Lodge at Aspen Grove increased base rental rates over 7%, but the increase was partially offset by decreased occupancy rates. The remainder of the Partnership's properties reported small increases in rental revenue.

Expenses:

Partnership expenses decreased $684,019 and $755,640 or 9% for the three months and six months ended June 30, 1998 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments, Partnership expenses increased $333,138 or 4% for the six months ended June 30, 1998.

The Partnership incurred slight decreases in utilities and other property operating expenses. These expenses were offset by increases in general and administrative and general and administrative - affiliates.

General and administrative expenses increased $267,218 for the six months ended June 30, 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor and beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative-affiliate expenses increased $31,804 for the six months ended June 30, 1998 as compared to the same period of 1997. The increase is due to the change in investor relation charges as discussed above.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first six months of 1998, the Partnership provided $498,392 in cash from operations as compared to $745,420 in cash from operations in 1997. The $247,028 decrease can be attributed to the increase in cash paid to suppliers and decrease in cash received from tenants in the first half of 1998 as compared to the same period in 1997.

The Partnership expended $643,884 and $621,599 for capital improvements to its properties for the six months ended June 30, 1998 and 1997, respectively. The Partnership also received proceeds of $18,881,821 for the sale of Channingway in April 1998.

Total principal payments on mortgage notes payable were $294,702 for the six months ended June 30, 1998 as compared to $322,304 for the same period in 1997. The Partnership used also $12,523,061 of the proceeds from the Channingway sale to retire the mortgage note payable on the property.

Short-term liquidity:

At June 30, 1998, the Partnership held cash and cash equivalents of $7,332,786. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted $1.2 million in capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes. The mortgage note payable on Plaza Westlake, in the amount of $3,730,000, matures in January 2000 and has a constant of approximately 12%. In light of the high constant, the Partnership is considering an early payoff of this mortgage loan during 1998.

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

As   previously   announced,    the   Partnership   has   retained   PaineWebber
("PaineWebber"), Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income (loss) allocation and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1998 and 1997, $460,562 and $(42,930), respectively, was allocated to the General Partner. The limited partners received allocations of $8,750,667 and $(815,664) for the six months ended June 30, 1998 and 1997, respectively.

With the exception of the MID, distributions to partners have been suspended since 1986 as part of the General Partner's policy of maintaining adequate cash reserves. The General Partner will continue to monitor the cash reserves, working capital needs and possible early payoff of mortgage loan, as previously discussed, to determine when cash flows will support distributions to the limited partners.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case has been stayed pending settlement discussions. While actively working toward a final resolution, there can be no assurances regarding settlement.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
-------   ---------------------------------

(a)      Exhibits.

         Exhibit
         Number                     Description
         -------                    -----------

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

         27.                        Financial  Data  Schedule  for   the quarter
                                    ended June 30, 1998.

(b)      Reports on  Form  8-K. A  Form  8-K   dated  April 7, 1998 was filed on
         April 14,  1998,  regarding  the sale of Channingway Apartments.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                               McNEIL REAL ESTATE FUND XII, Ltd.

                               By:  McNeil Partners, L.P., General Partner

                                    By: McNeil Investors, Inc., General Partner



August 14, 1998                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 14, 1998                     By: /s/  Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)