Form 10-Q
period 1998-09-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1998-11-16
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended           September 30, 1998
                                       -----------------------------------------

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

     For the transition period from ______________to_____________
     Commission file number  0-10743
                           ----------


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

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
----------------------------

                        MCNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                          September 30,       December 31,
                                                                              1998                 1997
                                                                          ------------         ------------
ASSETS
------

Real estate investments:
   Land ..........................................................        $  4,534,618         $  4,534,618
   Buildings and improvements ....................................          59,252,670           58,352,857
                                                                          ------------         ------------
                                                                            63,787,288           62,887,475
   Less:  Accumulated depreciation and amortization ..............         (39,067,304)         (36,754,194)
                                                                          ------------         ------------
                                                                            24,719,984           26,133,281

Asset held for sale ..............................................                  --            9,303,533

Cash and cash equivalents ........................................           6,485,230            1,423,658
Cash segregated for security deposits ............................             317,549              456,356
Accounts receivable ..............................................             225,298              165,311
Prepaid expenses and other assets ................................             103,590              139,468
Escrow deposits ..................................................           1,343,025            1,350,788
Deferred borrowing costs, net of accumulated amorti-
   zation of $542,917 and $767,891 at September 30,
   1998 and December 31, 1997, respectively ......................           1,441,403            1,544,702
                                                                          ------------         ------------
                                                                          $ 34,636,079         $ 40,517,097
                                                                          ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable ...........................................        $ 41,260,737         $ 54,200,372
Accounts payable .................................................                  --                9,996
Accrued expenses .................................................             137,415              277,958
Accrued interest .................................................             285,390              378,010
Accrued property taxes ...........................................             689,851              932,545
Deferred gain - land condemnation ................................             297,754              297,754
Advance from Southmark ...........................................              41,615               39,839
Advances from affiliates - General Partner .......................              34,119               32,136
Payable to affiliates - General Partner ..........................           4,879,438            4,573,052
Security deposits and deferred rental revenue ....................             343,381              519,042
                                                                          ------------         ------------
                                                                            47,969,700           61,260,704
                                                                          ------------         ------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,666 and 229,690 limited  partnership
     units issued and outstanding at September 30, 1998
     and December 31, 1997, respectively .........................          (2,999,151)         (10,579,935)
   General Partner ...............................................         (10,334,470)         (10,163,672)
                                                                          ------------         ------------
                                                                           (13,333,621)         (20,743,607)
                                                                          ------------         ------------
                                                                          $ 34,636,079         $ 40,517,097
                                                                          ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended                      Nine Months Ended
                                                         September 30,                          September 30,
                                              ---------------------------------         --------------------------------
                                                  1998                 1997                 1998                1997
                                              ------------         ------------         ------------        ------------
Revenue:
   Rental revenue ....................        $  3,147,850         $  3,924,806         $ 10,493,265        $ 11,568,267
   Interest ..........................             106,627               19,659              199,814              69,467
   Gain on sale of real estate........                  --                   --            9,568,850                  --
                                              ------------         ------------         ------------        ------------
     Total revenue ...................           3,254,477            3,944,465           20,261,929          11,637,734
                                              ------------         ------------         ------------        ------------

Expenses:
   Interest ..........................             915,917            1,201,099            3,053,653           3,616,416
   Interest - affiliates .............                 669                  669                1,983               1,974
   Depreciation and
     amortization ....................             791,549              893,123            2,313,110           2,828,041
   Property taxes ....................             229,674              303,171              768,023             909,513
   Personnel expenses ................             336,864              508,319            1,163,605           1,369,512
   Utilities .........................             213,388              274,895              821,746             962,545
   Repair and maintenance ............             452,238              636,937            1,373,665           1,669,184
   Property management
     fees - affiliates ...............             155,257              194,795              512,659             578,327
   Other property operating
     expenses ........................             178,567              240,491              550,517             657,487
   General and administrative ........              91,013               69,645              458,991             170,405
   General and administrative -
     affiliates ......................              66,752               54,110              210,159             165,713
                                              ------------         ------------         ------------        ------------
     Total expenses ..................           3,431,888            4,377,254           11,228,111          12,929,117
                                              ------------         ------------         ------------        ------------

Net income (loss) ....................        $   (177,411)        $   (432,789)        $  9,033,818        $ (1,291,383)
                                              ============         ============         ============        ============

Net income (loss) allocable
   to limited partners ...............        $   (537,834)        $   (411,150)        $  8,582,128        $ (1,226,814)
Net income (loss) allocable
   to General Partner ................             360,423              (21,639)             451,690             (64,569)
                                              ------------         ------------         ------------        ------------
Net income (loss) ....................        $   (177,411)        $   (432,789)        $  9,033,818        $ (1,291,383)
                                              ============         ============         ============        ============

Net income (loss) per limited
   partnership unit ..................        $      (2.34)        $      (1.79)        $      37.37        $      (5.34)
                                              ============         ============         ============        ============

Distributions per limited
   partnership unit ..................        $       4.36         $         --         $       4.36        $         --
                                              ============         ============         ============        ============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1998 and 1997

                                                                                               Total
                                                    General              Limited              Partners'
                                                    Partner              Partners             Deficit
                                                 -------------        -------------        -------------
Balance at December 31, 1996 ............        $ (9,232,451)        $ (9,148,979)        $(18,381,430)

Net loss ................................             (64,569)          (1,226,814)          (1,291,383)

Management Incentive Distribution........            (631,697)                  --             (631,697)
                                                 ------------         ------------         ------------

Balance at September 30, 1997 ...........        $ (9,928,717)        $(10,375,793)        $(20,304,510)
                                                 ============         ============         ============


Balance at December 31, 1997 ............        $(10,163,672)        $(10,579,935)        $(20,743,607)

Net income ..............................             451,690            8,582,128            9,033,818

Management Incentive Distribution .......            (622,488)                  --             (622,488)

Distribution to limited partners ........                  --           (1,001,344)          (1,001,344)
                                                 ------------         ------------         ------------

Balance at September 30, 1998 ...........        $(10,334,470)        $ (2,999,151)        $(13,333,621)
                                                 ============         ============         ============







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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                 Nine Months Ended
                                                                    September 30,
                                                         ----------------------------------
                                                              1998                 1997
                                                         --------------       -------------
Cash flows from operating activities:
   Cash received from tenants ...................        $ 10,387,896         $ 11,646,198
   Cash paid to suppliers .......................          (4,518,315)          (4,785,620)
   Cash paid to affiliates ......................            (638,920)          (1,025,834)
   Interest received ............................             199,814               69,467
   Interest paid ................................          (3,041,198)          (3,515,888)
   Property taxes paid ..........................            (959,296)            (996,509)
                                                         ------------         ------------
Net cash provided by operating activities........           1,429,981            1,391,814
                                                         ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments .........            (899,813)          (1,244,560)
   Additions to assets held for sale ............              (9,438)                  --
   Proceeds from sale of real estate ............          18,881,821                   --
                                                         ------------         ------------
Net cash provided by (used in)
   investing activities .........................          17,972,570           (1,244,560)
                                                         ------------         ------------

Cash used in financing activities:
   Principal payments on mortgage notes
     payable ....................................            (416,574)            (487,936)
   Retirement of mortgage note payable ..........         (12,523,061)                  --
   Management Incentive Distribution paid .......            (400,000)                  --
   Distributions to limited partners ............          (1,001,344)                  --
                                                         ------------         ------------
Net cash used in financing activities ...........         (14,340,979)            (487,936)
                                                         ------------         ------------

Net increase (decrease) in cash and cash
   equivalents ..................................           5,061,572             (340,682)

Cash and cash equivalents at beginning of
   period .......................................           1,423,658            1,768,249
                                                         ------------         ------------

Cash and cash equivalents at end of period ......        $  6,485,230         $  1,427,567
                                                         ============         ============




The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financialstatements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                          Nine Months Ended
                                                                            September 30,
                                                                  -------------------------------
                                                                      1998                1997
                                                                  -----------         -----------
Net income (loss) ........................................        $ 9,033,818         $(1,291,383)
                                                                  -----------         -----------

Adjustments to reconcile  net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization .........................          2,313,110           2,828,041
   Amortization of deferred borrowing costs ..............            103,299             104,537
   Net interest added on advances from
     affiliates - General Partner ........................              1,983               1,974
   Net interest added on advances from
     Southmark ...........................................              1,776               1,768
   Gain on sale of real estate ...........................         (9,568,850)                 --
Changes in assets and liabilities:
     Cash segregated for security deposits ...............            138,807             (11,684)
     Accounts receivable .................................            (59,987)             88,630
     Prepaid expenses and other assets ...................             35,878              29,748
     Escrow deposits .....................................              7,763            (277,172)
     Accounts payable ....................................             (9,996)             (7,412)
     Accrued expenses ....................................           (140,543)            (23,752)
     Accrued interest ....................................            (92,620)             (5,777)
     Accrued property taxes ..............................           (242,694)            198,862
     Payable to affiliates - General Partner .............             83,898            (281,794)
     Security deposits and deferred rental
       revenue ...........................................           (175,661)             37,228
                                                                  -----------         -----------

       Total adjustments .................................         (7,603,837)          2,683,197
                                                                  -----------         -----------

Net cash provided by operating activities ................        $ 1,429,981         $ 1,391,814
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

                               September 30, 1998

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the year ending December 31, 1998.

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

MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined, and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in limited partnership ("Units") will be deferred and is payable, without interest, from the first available cash and/or (ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per Unit or the net tangible asset value, as defined, per Unit.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                   Nine Months Ended
                                                                     September 30,
                                                               ------------------------
                                                                 1998            1997
                                                               --------        --------
Property management fees - affiliates .................        $512,659        $578,327
Interest - affiliates .................................           1,983           1,974
Charged to general and administrative affiliates:
   Partnership administration .........................         210,159         165,713
                                                               --------        --------
                                                               $724,801        $746,014
                                                               ========        ========

Charged to General Partner's deficit:
   MID ................................................        $622,488        $631,697
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

NOTE 5.
-------

On April 7, 1998, the Partnership sold to an unaffiliated buyer, Channingway Apartments, a 770 unit apartment complex, located in Columbus, Ohio, for a cash sales price of $19,150,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                   Gain on Sale    Cash Proceeds
                                                   ------------    -------------

Cash sales price ..........................        $ 19,150,000    $ 19,150,000

Selling costs .............................            (268,179)       (268,179)
Basis of real estate sold .................          (9,312,971)
                                                   ------------    ------------

Gain on sale of real estate ...............        $  9,568,850
                                                   ============

Proceeds from sale of real estate .........                          18,881,821
Retirement of mortgage note payable........                         (12,523,061)
                                                                   ------------

Net cash proceeds .........................                        $  6,358,760
                                                                   ============

NOTE 6.
-------

On October 5, 1998, the Partnership made an early payoff of the Plaza Westlake mortgage loan for approximately $3.7 million.

NOTE 7.
-------

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At September 30, 1998, the Partnership owned four apartment properties and one shopping center. Four of the Partnership's properties are subject to mortgage notes.

The Partnership recorded a $9,568,850 gain on the sale of Channingway Apartments. Net proceeds from the sale, after repayment of the related mortgage note, amounted to $6,358,760. The net proceeds from the sale were added to the Partnership's balance of cash reserves.

On September 30, 1998, the Partnership distributed $1,001,344 ($4.36 per limited partnership unit) to the limited partners. The distribution was funded from the recent sale of Channingway Apartments.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership rental revenues decreased $776,956 and $1,075,002 for the three and nine months ended September 30, 1998 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments, Partnership revenues increased $930,347 or 8% for the nine months ended September 30, 1998. Greater cash reserves led to an increase of $130,347 in interest income for the nine months ended September 30, 1998.

Rental revenues increased at all of the Partnership's five remaining properties. The property reporting the largest increase in rental revenue, on a percentage basis, were Plaza Westlake and Brendon Way Apartments. The increase in rent on Plaza Westlake is due to an increase in contingent rents billed, as compared to the prior year, while the increase at Brendon Way Apartments is primarily due to greater occupancy during 1998. The Lodge at Aspen Grove increased base rental rates 7%, but the increase was partially offset by decreased occupancy rates. The remainder of the Partnership's properties reported small increases in rental revenue.

Expenses:

Partnership expenses decreased $945,366 and $1,701,006 or 13% for the three and nine months ended September 30, 1998 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments, Partnership expenses increased $318,816 or 3% for the nine months ended September 30, 1998.

The Partnership incurred slight decreases in utilities and other property operating expenses. These expenses were offset by increases in general and administrative and general and administrative - affiliates.

General and administrative expenses increased $288,586 for the nine months ended September 30, 1998 as compared to the same period last year. The increase was mainly due to costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources). The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor and beginning with 1998, these services are provided by affiliates of the General Partner.

General and administrative-affiliate expenses increased $44,446 for the nine months ended September 30, 1998 as compared to the same period of 1997. The increase is due to the change in investor relation charges as discussed above.

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 1998, the Partnership provided $1,429,981 in cash from operations as compared to $1,391,814 in cash from operations in 1997. The $38,167 increase can be attributed to the decreases in cash paid to affiliates, cash paid to suppliers, interest and property taxes paid offset by the decrease in cash received from tenants in the first nine months of 1998 as compared to the same period in 1997.

The Partnership expended $909,251 and $1,244,560 for capital improvements to its properties for the nine months ended September 30, 1998 and 1997, respectively. The Partnership also received proceeds of $18,881,821 for the sale of Channingway in April 1998.

Total principal payments on mortgage notes payable were $416,574 for the nine months ended September 30, 1998 as compared to $487,936 for the same period in 1997. The Partnership used $12,523,061 of the proceeds from the Channingway sale to retire the mortgage note payable on the property. During the third quarter the Partnership also paid $400,000 in MID and $1,001,344 in distributions to the limited partners.

Short-term liquidity:

At September 30, 1998, the Partnership held cash and cash equivalents of $6,485,230. The General Partner believes that anticipated operating results for 1998 will be sufficient to fund the Partnership's budgeted $1.2 million in capital improvements for 1998 and to repay the current portion of the Partnership's mortgage notes. On October 5, 1998, the Partnership made an early payoff of the Plaza Westlake mortgage loan for approximately $3.7 million. This early retirement will reduce annual interest costs approximately $86,000 and $350,000 for 1998 and 1999, respectively, hence increasing cash flow.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, has provided financial and other information to interested parties and is currently conducting discussions with one such party in an attempt to reach a definitive agreement with respect to a sale transaction. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance that any such agreement will be reached nor the terms thereof.

Income (loss) allocation and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1998 and 1997, $451,690 and $(64,569), respectively, was allocated to the General Partner. The limited partners received allocations of $8,582,128 and $(1,226,814) for the nine months ended September 30, 1998 and 1997, respectively.

On September 30, the Partnership paid its first distribution to the limited partners since 1986 in the amount of $1,001,344. The distribution was funded from the recent sale of Channingway Apartments. The General Partner will continue to monitor the cash reserves, and working capital needs to determine when cash flows will support additional distributions to the limited partners.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

Other Information:

Management has reviewed its information technology infrastructure to identify any systems that could be affected by the year 2000 problem. The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations. The information systems used by the Partnership for financial reporting and significant accounting functions were made year 2000 compliant during recent systems conversions.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management intends to inventory all such systems and query suppliers, vendors and manufacturers to determine year 2000 compliance. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant. Management is in the process of identifying those risks as well as developing a contingency plan to mitigate potential adverse effects from non-compliance.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing on final Court approval is scheduled for December 17, 1998.

Plaintiff's counsel intend to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

         27.                        Financial   Data   Schedule  for the quarter
                                    ended September 30, 1998.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended September 30, 1998.

                       McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                             McNEIL REAL ESTATE FUND XII, Ltd.

                             By:  McNeil Partners, L.P., General Partner

                                  By: McNeil Investors, Inc., General Partner



November 16, 1998                 By:  /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                   Ron K. Taylor
                                       President and Director of McNeil
                                        Investors, Inc.
                                       (Principal Financial Officer)




November 16, 1998                 By:  /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                   Brandon K. Flaming
                                       Vice President of McNeil Investors, Inc.
                                       (Principal Accounting Officer)