Form 10-K405
period 1998-12-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1999-03-31
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K405

[x]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
      ACT OF 1934

      For the fiscal year ended              December 31, 1998
                               -------------------------------------------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

228,114.5 of the registrant's 229,666 limited partnership units are held by non-affiliates of this registrant. The aggregate market value of units held by non-affiliates is not determinable since there is no public trading market for limited partnership units and transfers of units are subject to certain restrictions.

Documents Incorporated by Reference:        See Item 14, Page 38


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

On June 8, 1981, a Registration Statement on Form S-11 was declared effective by the Securities and Exchange Commission whereby the Partnership offered for sale $120,000,000 of limited partnership units ("Units"). The Units represent equity interests in the Partnership and entitle the holders thereof to participate in certain allocations and distributions of the Partnership. The sale of Units closed on September 30, 1982, with 230,728 Units sold at $500 each, or gross proceeds of $115,364,000 to the Partnership. In addition, the original general partners purchased a total of 200 Units for $100,000. During 1993 to 1997, a total of 1,238 Units were relinquished. In 1998, 24 Units were relinquished leaving 229,666 Units outstanding at December 31, 1998.

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

CURRENT OPERATIONS
------------------

General:

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1998, the Partnership owned five income-producing properties as described in Item 2 - Properties.

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

Business Plan:

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

Forward Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after December 31, 1998. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties and respond to changing economic and competitive factors

Environmental Matters:

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described above, Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties except for the Lodge at Aspen Grove, as more fully described below. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

ITEM 2. PROPERTIES
------- ----------

The following table sets forth the properties of the Partnership at December 31, 1998. The buildings and the land on which they are located are owned by the Partnership in fee, subject in each case (with the exception of Plaza Westlake, which is unencumbered by mortgage indebtedness) to a first lien deed of trust as set forth more fully in Item 8 - Note 5 - "Mortgage Notes Payable". See also
Item 8 - Note 4 - "Real Estate Investments" and Schedule III - "Real Estate Investments and Accumulated Depreciation and Amortization." In the opinion of management, the properties are adequately covered by insurance.

                                               Net Basis                            1998            Date
Property              Description              of Property         Debt         Property Tax      Acquired
--------              -----------             -------------       ------        ------------      --------

Brendon Way (1)       Apartments
   Indianapolis, IN   770 units            $      8,548,237  $   17,439,594    $     448,565        1/82

Castle Bluff (2)      Apartments
   Kentwood, MI       241 units                   2,041,895       4,354,014          139,545        1/82

Lodge at
  Aspen Grove (3)     Apartments
   Denver, CO         284 units                   4,239,519       5,348,590           72,898        2/82

Palisades at the
  Galleria (4)        Apartments
   Atlanta, GA        370 units                   5,803,373      10,307,093          158,811        7/82

Plaza Westlake (5)
   Glendale           Retail Center
   Heights, IL        120,370 sq. ft.             3,661,654               -           98,136        3/82
                                            ---------------   -------------     ------------

                                           $     24,294,678  $   37,449,291    $     917,955
                                            ===============   =============     ============

-----------------------------------------

Total:    Apartments  -  1,665 units
          Retail Center - 120,370 sq. ft.

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

 (5)      Plaza Westlake is owned by Plaza Westlake Fund XII, Ltd.   which    is
          wholly-owned by the Partnership.

The following table sets forth the properties' occupancy rate and rent per square foot for each of the last five years:

                                          1998           1997            1996           1995          1994
                                    -------------  -------------  --------------  -------------  ------------
Brendon Way
   Occupancy Rate............             91%             83%            82%            86%             90%
   Rent Per Square Foot......           $6.45           $5.85          $5.97          $6.12           $6.05

Castle Bluff
   Occupancy Rate............             96%             95%            97%            96%             98%
   Rent Per Square Foot......           $7.83           $7.56          $7.55          $7.28           $6.92

Lodge at Aspen Grove
   Occupancy Rate............             97%             96%            97%            94%             95%
   Rent Per Square Foot......           $8.97           $8.75          $8.14          $7.92           $7.42

Palisades at the Galleria
   Occupancy Rate............             98%             96%            96%            97%             99%
   Rent Per Square Foot......           $7.64           $7.35          $7.39          $6.97           $6.65

Plaza Westlake
   Occupancy Rate............            100%             97%           100%            98%             99%
   Rent Per Square Foot......           $9.61           $8.04          $8.60          $7.75           $7.73

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

Competitive Conditions
----------------------

Brendon Way
-----------

The occupancy rate at Brendon Way increased 8% in 1998. The property's occupancy is currently just above the average Indianapolis sub-market occupancy rate of 90%. Rental rates at Brendon Way are just below the rates offered by competitors. Brendon way continues to do minor renovations that have improved the curb appeal of the property, however, the lack of funds to complete a major renovation of the aging property creates a challenge for the property to stay competitive.

Castle Bluff
------------

Castle Bluff is in a highly competitive market with the occupancy rates running at 95%. Castle Bluff is currently competing in a robust economy. During 1998, 1,009 construction permits for apartments were issued. The Kentwood, Michigan property has done some renovations to remain aggressive in the market and anticipates raising the rental rates by 2% in 1999.

Lodge at Aspen Grove
--------------------

The Lodge at Aspen Grove finished 1998 slightly above the market occupancy rate of 96%. The Denver economy is still expanding and creating job growth that is fueling construction of new apartments. During 1998, approximately 5,600 new units were added to the area. A rental increase of 3% is budgeted in 1999.

Palisades at the Galleria
-------------------------

The occupancy rate at Palisades at the Galleria increased in 1998 by 2%. The road construction in the area is scheduled to be completed in the spring of 1999. This should increase additional development in the area. During 1998, approximately 10,000 units were added to the Atlanta area. A rental increase of 4% is budgeted for 1999.

Plaza Westlake
--------------

Plaza Westlake finished 1998 with an occupancy rate of 100%, well above the market average of 90%. Plaza Westlake is located in Glendale Heights, Illinois, in a high traffic area with a proven anchor. During 1999, leases occupying 71,678 square feet or 60% of the shopping center will expire. It is anticipated that all but 1,625 square feet will be renewed. Planned improvements for 1999 include curb and sidewalk replacement and landscaping.

The following schedule shows lease expirations for the Partnership's commercial property for 1999 through 2008:

                           Number of                                   Annual           % of Gross
                         Expirations              Square Feet           Rent            Annual Rent
                         -----------              ------------      ------------        -----------
Plaza Westlake
1999                         4                        71,678         $   357,045             40%
2000                         2                         3,690              53,390              6%
2001                         4                        11,055             132,159             15%
2002                         2                         4,757              50,558              5%
2003                         6                        11,606             143,301             16%
2004                         -                             -                   -              -%
2005                         1                        17,584             161,069             18%
2006-2008                    -                             -                   -              -%

No residential tenant leases 10% or more of the available rental space. The following schedule reflects information on commercial tenants occupying 10% or more of the leasable square feet for the commercial property:

Nature of
Business                       Square Footage                                                   Lease
   Use                              Leased                     Annual Rent                    Expiration
----------                     --------------                  -----------                    ----------
Plaza Westlake

Retail                                 68,020                   $   310,857                     1999
Entertainment                          17,584                   $   161,069                     2005


ITEM 3.  LEGAL PROCEEDINGS
-------  -----------------

The Partnership is not party to, nor are any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary, routine litigation incidental to the Partnership's business, except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

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

(B)     Title of Class                        Number of Record Unit Holders

        Limited partnership units             11,530 as of February 1, 1999

(C) Cash distributions of $1,001,344 were made to the limited partners in 1998. No distributions were made to the limited partners in 1997. The Partnership accrued distributions for the MID of $777,083 and $855,907 for the benefit of the General Partner for the years ended December 31, 1998 and 1997, respectively. Total MID distributions of $4,153,766 remain unpaid as of December 31, 1998. See Item 8 - Note 2 - "Transactions with Affiliates." See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations for a discussion of distributions and the likelihood that they will be resumed to the limited partners.

ITEM 6.  SELECTED FINANCIAL DATA
-------  -----------------------

The following table sets forth a summary of certain financial data for the Partnership. This summary should be read in conjunction with the Partnership's financial statements and notes thereto appearing in Item 8 - Financial Statements and Supplementary Data.

Statements of                                                   Years Ended December 31,
Operations                                 1998            1997            1996             1995            1994
------------------                    ------------    ------------     ------------     ------------    ------------
Rental revenue ...................    $ 13,557,960    $ 15,427,506     $ 16,327,181     $ 17,533,914    $ 21,295,696
Total revenue ....................      23,372,730      15,542,127       18,046,806       21,195,706      27,701,373
Gain on disposition of
 real estate .....................       9,568,850              --        1,506,169        3,247,513       6,307,885
Income (loss) before
 extraordinary item ..............       8,581,958      (1,506,270)         391,871        1,183,425       3,220,934
Extraordinary gain on
 extinguishment of debt, net                    --              --               --        1,304,587         246,149
Net income (loss) ................       8,581,958      (1,506,270)         391,871        2,488,012       3,467,083

Net income (loss) per limited
 partnership unit:
Income (loss) before
 extraordinary item ..............    $      33.73    $      (6.23)    $      (7.12)    $       4.89    $      13.27
Extraordinary gain on
 extinguishment of debt ..........              --              --               --             5.25            1.01
                                      ------------    ------------     ------------     ------------    ------------
Net income (loss) ................    $      33.73    $      (6.23)    $      (7.12)    $      10.14    $      14.28
                                      ============    ============     ============     ============    ============

Distributions per limited
 partnership unit................     $       4.36    $         --     $         --     $          --   $         --
                                      ============    ============     ============     ============    ============

                                                              As of December 31,
Balance Sheets                           1998             1997              1996             1995           1994
--------------                      --------------    ------------     ------------     -------------   ------------

Real estate investments, net.....    $  24,294,678    $ 26,133,281     $ 37,221,352     $  39,098,068   $ 40,915,017
Assets held for sale.............               --       9,303,533               --         3,164,323     12,724,693
Total assets.....................       29,708,036      40,517,097       42,666,935        52,112,866     60,189,348
Mortgage notes payable...........       37,449,291      54,200,372       54,859,073        59,160,426     68,152,522
Partners' deficit................      (13,940,076)    (20,743,607)     (18,381,430)      (17,849,184)   (19,292,331)

See Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations. The following properties have been sold during the five years ended December 31, 1998.

                    Property                                    Date Sold
                    --------                                    ---------

                  Channingway                                  April 1998
                  Millwood Park                                October 1996
                  Lamar Plaza                                  July 1995
                  Sundance Apartments                          June 1995
                  Fox Run Apartments                           December 1994
                  Village East Apartments                      November 1994

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
-------  -----------------------------------------------------------
         AND RESULTS OF OPERATIONS
         -------------------------

FINANCIAL CONDITION
-------------------

The Partnership was formed to acquire, operate and ultimately dispose of a portfolio of income-producing real properties. As of December 31, 1998, the Partnership owned five properties. All of the Partnership properties, except Plaza Westlake, are subject to mortgage notes.

RESULTS OF OPERATIONS
---------------------

1998 compared to 1997

Revenue:

Total Partnership revenue increased $7,830,603 in 1998 as compared to 1997. Rental revenue decreased by $1,869,546 in 1998 while interest income increased $131,299. The Partnership also recognized a gain of $9,568,850 on the sale of Channingway Apartments. No such gain was recognized in 1997.

Rental revenue in 1998 was $13,557,960 as compared to $15,427,506 in 1997. The decrease of $1,869,546 can be attributed to the sale of Channingway Apartments in April 1998. Excluding the revenues from Channingway Apartments, rental revenue increased $981,250 or 6% due to an increase in occupancy rates at all the Partnership's properties. Interest income increased $131,299 in 1998 as compared to 1997 due to an increase in cash balances invested in interest bearing accounts.

Expenses:

Total expenses decreased $2,257,625 in 1998 as compared to 1997. Excluding the expenses from Channingway Apartments, total expenses increased $589,075 primarily due to increases in general and administrative, personnel expenses and repairs and maintenance. All other expenses remained comparable.

General and administrative expenses increased $365,540 for the year ended December 31, 1998 compared to the same period last year. The increase was mainly due to the costs incurred to explore alternatives to maximize the value of the Partnership. The increase was partially offset by decreases attributable to investor services. During 1997, charges for investor services were provided by a third party vendor. Beginning in 1998, these services are provided by affiliates of the General Partner. As a result, general and administrative - affiliates increased by $51,782 in 1998.

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

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

At December 31, 1998, the Partnership held cash and cash equivalents of $2,135,190, up $711,532 from the balance at the end of 1997.

The Partnership has experienced positive cash flow from operations of $4,182,957 for the three years ended December 31, 1998. The Partnership also sold a property in 1998 and 1996 and received $24,092,251 in proceeds from these sales. Over the last three years the Partnership has used cash to fund $5,360,711 in additions to real estate investments, $16,481,349 to retire mortgage notes related to the sold properties, $3,709,068 to pay off a mortgage note, $35,665 for additions to deferred borrowing costs, $1,419,339 for the repayment of advances from affiliates, $3,202,187 for the payment of the MID and $1,001,344 for distributions to the limited partners.

The Partnership generated $1,887,502 through operating activities in 1998 as compared to $2,111,743 in 1997. The decrease of $224,241 can be attributed the sale of Channingway Apartments in April 1998.

Short-term liquidity:

The Partnership expended considerable resources during the past three years to restore its properties to good operating condition. These expenditures have been necessary to maintain the competitive position of the Partnership's aging properties in each of their markets. The capital improvements made during the past three years have enabled the Partnership to increase its rental revenues on its remaining five properties. The Partnership has budgeted an additional $1.2 million of capital improvements for 1999, to be funded from property operations and cash reserves.

At December 31, 1998, the Partnership held cash and cash equivalents of $2,135,190. The General Partner considers this level of cash reserves to be adequate to meet the Partnership's operating needs. The General Partner anticipates using reserves to repay the affiliate payables. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

During 1998, the Partnership was faced with a mortgage maturity at Channingway of approximately $12.3 million. On April 7, 1998, the Partnership sold its investment interest in the property. With the proceeds from the sale of Channingway, the Partnership paid off the mortgage note payable on Plaza Westlake in the amount of $3,709,068 and made distributions to the limited partners in the amount of $1,001,344.

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

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the $5.36 million of capital improvements made by the Partnership during the past three years will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Income allocation and distributions:

Terms of the Amended Partnership Agreement specify that income before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three year period ended December 31, 1998, $835,455, $(75,314) and $2,027,598, respectively, of net income (loss) was allocated to the General Partner. The limited partners received allocations of net income (loss) of $7,746,503, $(1,430,956) and $(1,635,727), respectively, for the three year period ended December 31, 1998.

During 1998, the Partnership paid its first distribution to the limited partners since 1986 in the amount of $1,001,344. The distribution was funded from the sale of Channingway Apartments. The General Partner will continue to monitor the cash reserves, and working capital needs to determine when cash flows will support additional distributions to the limited partners. A distribution of $773,083 for the MID has been accrued by the Partnership for the year ended December 31, 1998 for the General Partner.

YEAR 2000 DISCLOSURE
---------------------

State of readiness
------------------

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions are licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Management will complete assessment of findings by May 1, 1999. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

Cost
----

The cost of IT and embedded technology systems testing and upgrades is not expected to be material to the Partnership. Because all the IT systems have been upgraded over the last three years, all such systems were compliant, or made compliant at no additional cost by third party vendors. Management anticipates the costs of assessing, testing, and if necessary replacing embedded technology components will be less than $50,000. Such costs will be funded from operations of the Partnership.

Risks
-----

Ultimately, the potential impact of the year 2000 issue will depend not only on the corrective measures the Partnership undertakes, but also on the way in which the year 2000 issue is addressed by government agencies and entities that provide services or supplies to the Partnership. Management has not determined the most likely worst case scenario to the Partnership. As management studies the findings of its property systems assessment and testing, management will develop a better understanding of what would be the worst case scenario. Management believes that progress on all areas is proceeding and that the Partnership will experience no adverse effect as a result of the year 2000 issue. However, there is no assurance that this will be the case.

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by June, 1999.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
--------  ----------------------------------------------------------

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-------  -------------------------------------------

                                                                                                       Page
                                                                                                      Number
                                                                                                      ------

INDEX TO FINANCIAL STATEMENTS
-----------------------------

Financial Statements:

   Report of Independent Public Accountants.......................................                       16

   Balance Sheets at December 31, 1998 and 1997...................................                       17

   Statements of Operations for each of the three years in the period
      ended December 31, 1998.....................................................                       18

   Statements of Partners' Deficit for each of the three years in the
      period ended December 31, 1998..............................................                       19

   Statements of Cash Flows for each of the three years in the period
      ended December 31, 1998.....................................................                       20

   Notes to Financial Statements..................................................                       22

   Financial Statement Schedule -
         Schedule III - Real Estate Investments and Accumulated
         Depreciation and Amortization............................................                       33













All other schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Partners of
McNeil Real Estate Fund XII, Ltd.:

We have audited the accompanying balance sheets of McNeil Real Estate Fund XII, Ltd. (a California limited partnership) as of December 31, 1998 and 1997, and the related statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These financial statements and the schedule referred to below are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of McNeil Real Estate Fund XII, Ltd. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

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


/s/  Arthur Andersen LLP


Dallas, Texas
   March 19, 1999

                        McNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS

                                                                            December 31,
                                                                  ------------------------------
                                                                      1998             1997
                                                                  ------------     -------------

ASSETS
-------

Real estate investments:
   Land ......................................................    $  4,534,618     $  4,534,618
   Buildings and improvements ................................      59,614,889       58,352,857
                                                                  ------------     ------------
                                                                    64,149,507       62,887,475
   Less:  Accumulated depreciation and amortization ..........     (39,854,829)     (36,754,194)
                                                                  ------------     ------------
                                                                    24,294,678       26,133,281

Asset held for sale ..........................................              --        9,303,533

Cash and cash equivalents ....................................       2,135,190        1,423,658
Cash segregated for security deposits ........................         320,540          456,356
Accounts receivable ..........................................         198,842          165,311
Prepaid expenses and other assets ............................         103,546          139,468
Escrow deposits ..............................................       1,295,584        1,350,788
Deferred borrowing costs, net of accumulated
   amortization of $491,761 and $767,891 at
   December 31, 1998 and 1997, respectively ..................       1,359,656        1,544,702
                                                                  ------------     ------------
                                                                  $ 29,708,036     $ 40,517,097
                                                                  ============     ============
LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable .......................................    $ 37,449,291     $ 54,200,372
Accounts payable .............................................              --            9,996
Accrued expenses and deferred rental income ..................         252,497          277,958
Accrued interest .............................................         255,330          378,010
Accrued property taxes .......................................         684,333          932,545
Deferred gain - land condemnation ............................         297,754          297,754
Deferred gain - fire damage ..................................          50,880               --
Advances from Southmark ......................................          42,177           39,839
Advances from affiliates - General Partner ...................          34,746           32,136
Payable to affiliates - General Partner ......................       4,255,518        4,573,052
Security deposits ............................................         325,586          519,042
                                                                  ------------     ------------
                                                                    43,648,112       61,260,704
                                                                  ------------     ------------

Commitments and Contingencies

Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,666 and 229,690 limited partnership
     units issued and outstanding at December 31, 1998
     and 1997, respectively ..................................      (3,834,776)     (10,579,935)
   General Partner ...........................................     (10,105,300)     (10,163,672)
                                                                  ------------     ------------
                                                                   (13,940,076)     (20,743,607)
                                                                  ------------     ------------
                                                                  $ 29,708,036     $ 40,517,097
                                                                  ============     ============

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS

                                                          For the Years Ended December 31,
                                              -----------------------------------------------------
                                                  1998                 1997                1996
                                              ------------        ------------         ------------
Revenue:
   Rental revenue ....................        $ 13,557,960        $ 15,427,506         $ 16,327,181
   Interest ..........................             245,920             114,621              213,456
   Gain on dispositions of real estate           9,568,850                  --            1,506,169
                                              ------------        ------------         ------------
     Total revenue ...................          23,372,730          15,542,127           18,046,806
                                              ------------        ------------         ------------

Expenses:
   Interest ..........................           3,933,339           4,828,851            5,112,770
   Interest - affiliates .............               2,610               2,642               53,622
   Depreciation and amortization .....           3,123,624           3,582,171            3,659,059
   Property taxes ....................             987,674           1,167,965            1,071,510
   Personnel expenses ................           1,534,834           1,746,287            1,842,298
   Repairs and maintenance ...........           1,881,530           2,254,008            2,185,251
   Property management fees -
     affiliates ......................             672,292             768,159              811,532
   Utilities .........................           1,070,524           1,243,260            1,359,246
   Other property operating expenses .             735,296           1,023,327            1,043,379
   General and administrative ........             570,866             205,326              169,797
   General and administrative -
     affiliates ......................             278,183             226,401              346,471
                                              ------------        ------------         ------------
     Total expenses ..................          14,790,772          17,048,397           17,654,935
                                              ------------        ------------         ------------

Net income (loss) ....................        $  8,581,958        $ (1,506,270)        $    391,871
                                              ============        ============         ============

Net income (loss) allocable to
   limited partners ..................        $  7,746,503        $ (1,430,956)        $ (1,635,727)
Net income (loss) allocable to
    General Partner ..................             835,455             (75,314)           2,027,598
                                              ------------        ------------         ------------
Net income (loss) ....................        $  8,581,958        $ (1,506,270)        $    391,871
                                              ============        ============         ============

Net income (loss) per limited
   partnership unit ..................        $      33.73        $      (6.23)        $      (7.12)
                                              ============        ============         ============

Distribution per limited partnership
   unit ..............................        $       4.36        $         --         $         --
                                              ============        ============         ============



                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT

              For the Years Ended December 31, 1998, 1997 and 1996


                                                                                            Total
                                                  General             Limited              Partners'
                                                  Partner             Partners              Deficit
                                               -------------        -------------        -------------
Balance at December 31, 1995 ..........        $(10,335,932)        $ (7,513,252)        $(17,849,184)

Net income (loss) .....................           2,027,598           (1,635,727)             391,871

Management Incentive Distribution......            (924,117)                  --             (924,117)
                                               ------------         ------------         ------------

Balance at December 31, 1996 ..........          (9,232,451)          (9,148,979)         (18,381,430)

Net loss ..............................             (75,314)          (1,430,956)          (1,506,270)

Management Incentive Distribution .....            (855,907)                  --             (855,907)
                                               ------------         ------------         ------------

Balance at December 31, 1997 ..........         (10,163,672)         (10,579,935)         (20,743,607)

Net income ............................             835,455            7,746,503            8,581,958

Distributions to limited partners .....                  --           (1,001,344)          (1,001,344)

Management Incentive Distribution .....            (777,083)                  --             (777,083)
                                               ------------         ------------         ------------

Balance at December 31, 1998 ..........        $(10,105,300)        $ (3,834,776)        $(13,940,076)
                                               ============         ============         ============





                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     For the Years Ended December 31,
                                                           -------------------------------------------------------
                                                                1998                 1997                1996
                                                           -------------        -------------        -------------
Cash flows from operating activities:
   Cash received from tenants .....................        $ 13,522,570         $ 15,462,328         $ 16,089,650
   Cash paid to suppliers .........................          (5,751,105)          (6,379,022)          (6,855,751)
   Cash paid to affiliates ........................          (1,053,456)          (1,218,793)          (3,126,674)
   Interest received ..............................             245,920              114,621              213,456
   Interest paid ..................................          (3,868,635)          (4,682,527)          (4,985,617)
   Interest paid to affiliates ....................                  --                   --              (79,757)
   Property taxes paid ............................          (1,207,792)          (1,184,864)          (1,071,595)
                                                           ------------         ------------         ------------
Net cash provided by operating activities .........           1,887,502            2,111,743              183,712
                                                           ------------         ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments and
     assets held for sale .........................          (1,313,730)          (1,797,633)          (2,249,348)
   Proceeds from disposition of
     real estate ..................................          18,881,821                   --            5,210,430
   Land condemnation escrow .......................                  --                   --              499,000
                                                           ------------         ------------         ------------
Net cash provided by (used in)
   investing activities ...........................          17,568,091           (1,797,633)           3,460,082
                                                           ------------         ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage
     notes payable ................................            (518,952)            (658,701)            (343,065)
   Principal addition to mortgage note payable
     from release of capital improvements
     escrow .......................................                  --                   --              300,000
   Retirement of mortgage note payable ............          (3,709,068)                  --                   --
   Retirement of mortgage notes due to
     dispositions of real estate ..................         (12,523,061)                  --           (3,958,288)
   Deferred borrowing costs paid ..................                  --                   --              (35,665)
   Repayment of advances from
     affiliates - General Partner .................                  --                   --           (1,419,339)
   Management Incentive Distribution ..............            (991,636)                  --           (2,210,551)
   Distributions to limited partners ..............          (1,001,344)                  --                   --
                                                           ------------         ------------         ------------
Net cash used in financing activities .............         (18,744,061)            (658,701)          (7,666,908)
                                                           ------------         ------------         ------------

Net increase (decrease) in cash and
     cash equivalents .............................             711,532             (344,591)          (4,023,114)

Cash and cash equivalents at
     beginning of year ............................           1,423,658            1,768,249            5,791,363
                                                           ------------         ------------         ------------

Cash and cash equivalents at end of year ..........        $  2,135,190         $  1,423,658         $  1,768,249
                                                           ============         ============         ============



See discussion of noncash investing and financing activities in Notes 2, 6 and 10.

                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS


           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities


                                                                   For the Years Ended December 31,
                                                          ---------------------------------------------------
                                                              1998                1997                1996
                                                          -----------         ------------        -----------
Net income (loss) ................................        $ 8,581,958         $(1,506,270)        $   391,871
                                                          -----------         -----------         -----------

Adjustments to reconcile net income (loss)
   to net cash provided by
   operating activities:
   Depreciation and amortization .................          3,123,624           3,582,171           3,659,059
   Amortization of deferred
     borrowing costs .............................            185,046             149,937             152,327
   Net interest added to advances
     from Southmark ..............................              2,338               2,367               2,325
   Net interest added to advances
     from affiliates - General Partner ...........              2,610               2,642                  --
   Gain on dispositions of real estate ...........         (9,568,850)                 --          (1,506,169)
   Changes in assets and liabilities:
     Cash segregated for security
       deposits ..................................            135,816             (22,606)           (117,085)
     Accounts receivable .........................             36,620              77,049             (35,513)
     Prepaid expenses and other
       assets ....................................             35,922                (615)             10,359
     Escrow deposits .............................             55,204            (183,056)           (166,824)
     Accounts payable ............................             (9,996)             (6,406)            (69,762)
     Accrued expenses and deferred
       rental income .............................            (25,461)            135,859              (4,280)
     Accrued interest ............................           (122,680)             (5,980)            (53,634)
     Accrued property taxes ......................           (248,212)             94,747             (97,520)
     Payable to affiliates - General
       Partner ...................................           (102,981)           (224,233)         (1,968,671)
     Security deposits ...........................           (193,456)             16,137             (12,771)
                                                          -----------         -----------         -----------

         Total adjustments .......................         (6,694,456)          3,618,013            (208,159)
                                                          -----------         -----------         -----------

Net cash provided by operating
     activities ..................................        $ 1,887,502         $ 2,111,743         $   183,712
                                                          ===========         ===========         ===========


                 See accompanying notes to financial statements.

                        McNEIL REAL ESTATE FUND XII, LTD.

                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1998

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

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At December 31, 1998, the Partnership owned five income-producing properties as described in Note 4 - Real Estate Investments.

As previously announced, the Partnership has retained PaineWebber, Incorporated ("PaineWebber") as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. The Partnership, through PaineWebber, provided financial and other information to interested parties as part of an auction process and until early March 1999 was conducting discussions with one bidder in an attempt to reach a definitive agreement with respect to a sale transaction. In early March 1999, because the Partnership had been unable to conclude negotiations for a transaction with such bidder, the Partnership terminated such discussions and commenced discussions with respect to a sale transaction with another well-financed bidder who had been involved in the original auction process. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with such party. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

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

The Partnership's financial statements include the accounts of the following listed tier partnerships for the years ended December 31, 1998, 1997 and 1996. These single asset tier partnerships were formed to accommodate the refinancing of the respective property. The Partnership's and the General Partner's ownership interest in each tier partnership is detailed below. The Partnership retains effective control of each tier partnership. The General Partner's minority interest is not presented as it is both negative and immaterial.

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

Adoption of Recent Accounting Pronouncements
--------------------------------------------

The Partnership has adopted Statement of Financial Accounting Standards No. 131, "Disclosures About Segments of an Enterprise and Related Information ("SFAS 131"). SFAS 131 requires an enterprise to report financial information about its reportable operating segments, which are defined as components of a business for which separate financial information is evaluated regularly by the chief decision maker in allocating resources and assessing performance. The Partnership does not prepare such information for internal use, since it analyzes the performance of and allocates resources for each property individually. The Partnership's management has determined that it operates one line of business and it would be impracticable to report segment information. Therefore, the adoption of SFAS 131 has no impact on the Partnership's financial statements.

Real Estate Investments
-----------------------

Real estate investments are generally stated at the lower of depreciated cost or fair value. Real estate investments are reviewed for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". When the carrying value of a property exceeds the sum of all estimated future cash flows, an impairment loss is recognized. At such time, a write-down is recorded to reduce the basis of the property to its estimated fair value.

Improvements and betterments are capitalized and expensed through depreciation charges. Repairs and maintenance are charged to operations as incurred.

Asset Held for Sale
-------------------

The asset held for sale was stated at the lower of depreciated cost or fair value less costs to sell. Depreciation on this asset ceased at the time it was placed on the market for sale.

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

Federal income tax law provides that the allocation of loss to a partner will not be recognized unless the allocation is in accordance with a partner's interest in the partnership or the allocation has substantial economic effect. Internal Revenue Code Section 704(b) and accompanying Treasury Regulations establish criteria for allocations of Partnership deductions attributable to debt. The Partnership's tax allocations for 1998, 1997 and 1996 have been made in accordance with these provisions.

Distributions
-------------

Pursuant to the Amended Partnership Agreement and at the discretion of the General Partner, distributions during each taxable year shall be made as follows:

(a)      first, to the General Partner, an amount equal to the MID; and

(b) any remaining distributable cash, as defined, shall be distributed 100% to the limited partners.

Cash distributions of $1,001,344 were made to the limited partners in 1998. No distributions were made to the limited partners in 1997 or 1996. The Partnership paid or accrued distributions of $777,083, $855,907 and $924,117 for the benefit of the General Partner for the years ended December 31, 1998, 1997 and 1996, respectively. These distributions are the MID pursuant to the Amended Partnership Agreement.

Net Income (Loss) Per Limited Partnership Unit
----------------------------------------------

Net income (loss) per Unit is computed by dividing net income (loss) allocated to the limited partners by the weighted average number of Units outstanding. Per Unit information has been computed based on 229,666, 229,690 and 229,828 Units outstanding in 1998, 1997 and 1996.

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

Under terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. Tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The maximum MID percentage decreases to .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. No Units were issued in payment of the MID in 1998, 1997 or 1996.

During 1991, the Partnership amended its capitalization policy and began capitalizing certain costs of improvements and betterments which under policies of prior management had been expensed when incurred. The purpose of the amendment was to more properly recognize items which were capital in nature. The effect of the amendment standing alone was evaluated at the time the change was made and determined not to be material to the financial statements of the Partnership in 1991, nor was it expected to be material in any future year. However, the amendment can have a material effect on the calculation of the Entitlement Amount which determines the amount of MID earned. Capital improvements are excluded from cash flow, as defined. The majority of base period cash flow was measured under the previous capitalization policy, while incentive period cash flow is determined using the amended policy. Under the amended policy, more items are capitalized, and cash flow increases. The amendment of the capitalization policy did not materially affect the MID for 1998, 1997 or 1996 because the Entitlement Amount was sufficient to pay MID notwithstanding the amendment to the capitalization policy.

Any amount of the MID that is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner. The MID represents a return of equity to the General Partner for increasing cash flow, as defined, and accordingly is treated as a distribution.

Compensation and reimbursements paid or accrued for the benefit of the General Partner or its affiliates are as follows:

                                                            For the Years Ended December 31,
                                                     ----------------------------------------------
                                                         1998               1997            1996
                                                     ----------        ----------        ----------
Property management fees - affiliates .......        $  672,292        $  768,159        $  811,532
Charged to interest expense:
   Interest expense on affiliate
     loans and advances .....................             2,610             2,642            53,622
Charged to general and
   administrative - affiliates:
   Partnership administration ...............           278,183           226,401           346,471
                                                     ----------        ----------        ----------
                                                     $  953,085        $  997,202        $1,211,625
                                                     ==========        ==========        ==========

Charged to General Partner's deficit:
   MID ......................................        $  777,083        $  855,907        $  924,117
                                                     ==========        ==========        ==========

Payable to affiliates - General Partner at December 31, 1998 and 1997 consisted primarily of accrued property management fees, MID and cost reimbursements and are due and payable from operations. In 1998 and 1996, the Partnership paid MID of $991,636 and $2,210,551, respectively, from cash reserves.

The General Partner has waived the collection terms of reimbursable expenses and MID, and has elected for the Partnership to pay limited partner distributions before the payment of such amounts.

The total advances from affiliates at December 31, 1998 and 1997 consist of the following:

                                                     1998           1997
                                                  -----------   ------------
    Advances purchased by General Partner         $   27,903    $     27,903
    Accrued interest payable                           6,843           4,233
                                                  ----------    ------------
                                                  $   34,746    $     32,136
                                                  ==========    ============

The advances are unsecured, due on demand and accrue interest at the prime lending rate of the Bank of America plus 1%. The prime lending rate was 7.75% and 8.5% at December 31, 1998 and 1997, respectively.

NOTE 3 - TAXABLE INCOME (LOSS)
------------------------------

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

The Partnership's assets and liabilities for tax purposes exceeded the net assets and liabilities for financial reporting purpose by $6,645,214 in 1998.

The Partnership's net assets and liabilities for financial reporting purposes exceeded the net assets and liabilities for tax purposes by $6,645,214 in 1998, $1,664,332 in 1997 and $3,627,641 in 1996.

NOTE 4 - REAL ESTATE INVESTMENTS
--------------------------------

The basis and accumulated depreciation of the Partnership's real estate investments held at December 31, 1998 and 1997 are set forth in the following tables:

                                                                       Accumulated
                                                   Buildings and       Depreciation          Net Book
       1998                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------

Brendon Way
   Indianapolis, IN            $    1,067,661       $   22,428,849     $  (14,948,273)     $    8,548,237
Castle Bluff
   Kentwood, MI                       239,839            5,557,019         (3,754,963)          2,041,895
Lodge at Aspen Grove
   Denver, CO                         996,813            9,735,213         (6,492,507)          4,239,519
Palisades at the Galleria
   Atlanta, GA                        774,721           15,080,153        (10,051,501)          5,803,373
Plaza Westlake
   Glendale Heights, IL             1,455,584            6,813,655         (4,607,585)          3,661,654
                                -------------        -------------      -------------       -------------
                               $    4,534,618       $   59,614,889     $  (39,854,829)     $   24,294,678
                                =============        =============      =============       =============

                                                   Buildings and       Depreciation          Net Book
       1997                         Land           Improvements      and Amortization          Value
       ----                    --------------      ------------      ----------------     ---------------

Brendon Way                    $    1,067,661      $    21,895,901     $  (13,766,450)     $    9,197,112
Castle Bluff                          239,839            5,450,627         (3,476,090)          2,214,376
Lodge at Aspen Grove                  996,813            9,579,207         (6,001,667)          4,574,353
Palisades at the Galleria             774,721           14,701,750         (9,252,855)          6,223,616
Plaza Westlake                      1,455,584            6,725,372         (4,257,132)          3,923,824
                                -------------       --------------      -------------       -------------
                               $    4,534,618      $    58,352,857     $  (36,754,194)     $   26,133,281
                                =============       ==============      =============       =============

On August 1, 1997, the General Partner placed Channingway Apartments on the market for sale. Channingway Apartments was classified as such at December 31, 1997 with a net book value of $9,303,553. On April 7, 1998 the Partnership sold Channingway Apartments. See Note 6.

The results of operations for the asset held for sale are $59,674, $64,481 and $(115,844) for 1998, 1997 and 1996, respectively. Results of operations are operating revenues less operating expenses including depreciation and interest expense.

The Partnership leases its commercial property under various non-cancelable operating lease agreements. Future minimum rents to be received as of December 31, 1998, are as follows:

           1999....................................         $       861,451
           2000....................................                 543,921
           2001....................................                 417,316
           2002....................................                 382,845
           2003....................................                 289,739
           Thereafter..............................                 346,053
                                                             --------------
               Total...............................         $     2,841,325
                                                             ==============

Future minimum rents do not include contingent rents or operating expense reimbursements. Contingent rents and operating expense reimbursements amounted to $289,013 in 1998, $187,775 in 1997 and $147,333 in 1996, and are included in rental revenue on the Statements of Operations.

The Partnership's properties, with the exception of Plaza Westlake, are encumbered by mortgage indebtedness as discussed in Note 5.

NOTE 5 - MORTGAGE NOTES PAYABLE
-------------------------------

The following table sets forth mortgage notes payable of the Partnership at December 31, 1998 and 1997. All mortgage notes are secured by the related real estate investments or the asset held for sale.

                         Mortgage         Annual       Monthly
                         Lien             Interest     Payments/                        December 31,
Property                 Position (a)     Rates %      Maturity Date (e)           1998             1997
--------                 -------------------           -----------------      ---------------     ---------
Brendon Way              First                8.00       $133,911     05/24   $ 17,439,594     $  17,642,466
                                                                               -----------      ------------

Castle Bluff             First                9.25         36,926     12/24      4,354,014         4,392,431
                                                                               -----------      ------------

Channingway (c)          First            Variable (b) Variable (b)   08/98              -        12,579,650
                                                                               -----------      ------------

Lodge at
   Aspen Grove           First                8.10         40,741     10/02      5,348,590         5,401,881
                                                                               -----------      ------------
Palisades at the
Galleria                 First                8.08         78,371     10/02     10,307,093        10,410,165
                                                                               -----------     -------------

Plaza Westlake (d)       First                9.50         37,285     01/00              -         3,773,779
                                                                               -----------     -------------
                                                                              $ 37,449,291    $   54,200,372
                                                                               ===========     =============

(a)      The   debt, except  for  Plaza   Westlake, is   non-recourse   to   the
         Partnership.

(b) Interest on the Channingway mortgage note was adjusted annually to 2.75% over the one year Treasury bill weekly average rate with a ceiling of 15% and a floor of 7.25%. The interest rate at December 31, 1997 was 8.5%.

(c)      On April   7, 1998, Channingway  was sold and the related mortgage note was repaid.  See Note 6.

(d) On October 5, 1998, the Partnership paid off the Plaza Westlake mortgage note payable in the amount of $3,709,068.

(e)      Balloon payments on the mortgage notes are due as follows:

           Property                          Balloon Payment       Date
           --------                          ---------------       ----

         Lodge at Aspen Grove                 5,099,378            10/02
         Palisades at the Galleria            9,825,319            10/02

Principal maturities of the mortgage notes payable are as follows:

         1999....................................            $    431,322
         2000....................................                 467,850
         2001....................................                 507,477
         2002....................................              15,437,972
         2003....................................                 363,147
         Thereafter..............................              20,241,523
                                                              -----------
           Total.................................            $ 37,449,291
                                                              ===========

Based on borrowing rates currently available to the Partnership for mortgage loans with similar terms and average maturities, the fair value of notes payable was approximately $39,057,000 as of December 31, 1998 and $56,219,000 as of December 31, 1997.

NOTE 6 - DISPOSITIONS OF PROPERTIES
-----------------------------------

On April 7, 1998, the Partnership sold to an unaffiliated buyer, Channingway Apartments, a 770 unit apartment complex, located in Columbus, Ohio, for a cash sales price of $19,150,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                                   Gain on Sale              Cash Proceeds
                                                                   ----------------         ---------------

       Cash sales price.....................................       $    19,150,000          $   19,150,000

       Selling costs........................................              (268,179)               (268,179)
       Basis of real estate sold............................            (9,312,971)
                                                                     -------------

       Gain on sale of real estate..........................       $     9,568,850
                                                                    ==============           -------------

       Proceeds from sale of real estate....................                                    18,881,821
       Retirement of mortgage note payable..................                                   (12,523,061)
                                                                                             -------------

       Net cash proceeds....................................                                $    6,358,760
                                                                                             =============

On October 3, 1996, the Partnership sold Millwood Park Apartments to an unaffiliated buyer for a cash sales price of $5,327,000. Cash proceeds from this transaction, as well as the gain on sale of Millwood Park Apartments are detailed below.

                                                                     Gain on Sale            Cash Proceeds
                                                                   ----------------         ---------------
Cash sales price..........................................         $     5,327,000          $    5,327,000
Selling costs.............................................                (116,570)               (116,570)
Basis of deferred borrowing costs
    written off...........................................                (115,607)
Basis of real estate sold.................................              (3,430,082)
Basis of escrows written off..............................                (158,572)
                                                                     -------------           -------------


Gain on sale..............................................         $     1,506,169
                                                                    ==============

Proceeds from disposition of real estate..................                                       5,210,430
Retirement of mortgage note...............................                                      (3,958,288)
                                                                                             -------------

Net cash proceeds.........................................                                  $    1,252,142
                                                                                             =============

NOTE 7 - LEGAL PROCEEDINGS
--------------------------

The Partnership is not party to, nor is any of the Partnership's properties the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to the Partnership's business except for the following:

James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund XXIV, L.P., McNeil Real Estate Fund XXV, L.P., McNeil Real Estate Fund XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. A hearing on Defendant's demurrer and motion to strike was held on May 5, 1997. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. A Stipulation of Settlement dated September 15, 1998 has been signed by the parties. Preliminary Court approval was received on October 6, 1998. A hearing for Final Approval of Settlement, initially scheduled for December 17, 1998, has been continued to May 25, 1999.

Because McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. would be part of the transaction contemplated in the settlement and Plaintiffs claim that an effort should be made to sell the McNeil Partnerships, Plaintiffs have included allegations with respect to McNeil Real Estate Fund XXIII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P. in the third consolidated and amended complaint.

Plaintiff's counsel intends to seek an order awarding attorney's fees and reimbursements of their out-of-pocket expenses. The amount of such award is undeterminable until final approval is received from the court. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

NOTE 8 - DEFERRED GAIN - LAND CONDEMNATION
------------------------------------------

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

NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

Environmental laws create potential liabilities that may affect property owners. The environmental laws of Federal and certain state governments, for example, impose liability on current and certain past owners of property from which there is a release or threat of release of hazardous substances. This liability includes costs of investigation and remediation of the hazardous substances and natural resource damages. Liability for costs of investigation and remediation is strict and may be imposed irrespective of whether the property owner was at fault, although there are a number of defenses. Both governments and third parties may seek recoveries under these laws.

Third parties also may seek recovery under the common law for damages to their property or person, against owners of property from which there has been a release of hazardous and other substances.

The presence of contamination or the failure to remediate contaminations may adversely affect the owner's ability to sell or lease real estate or to borrow using the real estate as collateral.

Various buildings at properties do or may contain building materials that are the subject of various regulatory programs intended to protect human health. Such building materials include, for example, asbestos, lead-based paint, and lead plumbing components. The Company has implemented programs to deal with the presence of those materials, which include, as appropriate, reduction of potential exposure situations. The Company does not believe that the costs of such programs are likely to have a material adverse effect. Failure to implement such programs can result in regulatory violations or liability claims resulting from alleged exposure to such materials.

In connection with the proposed sale transaction as more fully described in Note 1 - "Organization and Summary of Significant Accounting Policies", Phase I environmental site assessments have been completed for each property owned by the Partnership. Such environmental assessments performed on the properties have not revealed any environmental liability that the Partnership believes would have a material adverse effect on the Partnership's business, assets, or results of operations. The Partnership has not been notified by any governmental authority of any non-compliance, liability or other claim in connection with any of its properties except for the Lodge at Aspen Grove, as more fully described below. There can be no assurances, however, that environmental liabilities have not developed since such environmental assessments were prepared, or that future uses or conditions (including, without limitation, changes in applicable environmental laws and regulations) will not result in imposition of environmental liability.

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

NOTE 10 - GAIN ON INVOLUNTARY CONVERSION
----------------------------------------

On April 23, 1998, two units of Brendon Way Apartments was destroyed by fire causing $80,151 in damages. The Partnership received $70,151 in insurance proceeds and the insurance proceeds were placed in escrow until completion of repairs. The Partnership has recorded a deferred gain and a receivable from its mortgage company for funds which were not reimbursed as of December 31, 1998. The deferred gain in the amount of $50,880 represents the amount of insurance reimbursements to be received in excess of the basis of the property destroyed. The deferred gain will be recognized when the insurance proceeds are received.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                                                                                       Costs
                                                     Initial Cost (b)              Cumulative        Capitalized
                           Related (b)                        Buildings and        Write-down         Subsequent
Description               Encumbrances         Land           Improvements       For Impairment (c) To Acquisition
-----------               ------------         ----           -------------      -----------------  --------------
Apartments:

Brendon Way
   Indianapolis, IN        $   17,439,594   $     1,067,661   $    17,490,677     $          -     $   4,938,172

Castle Bluff
   Kentwood, MI                 4,354,014           239,839         4,650,535                -           906,484

Lodge at Aspen Grove
   Denver, CO                   5,348,590           996,813         8,058,534                -         1,676,679

Palisades at the
   Galleria
   Atlanta, GA                 10,307,093           975,967        10,920,268                -         3,958,639

Retail Center:

Plaza Westlake
   Glendale Heights, IL                 -         1,635,485         6,222,137         (746,424)        1,158,041
                           --------------    --------------    --------------     ------------     -------------

                          $    37,449,291   $     4,915,765   $    47,342,151    $    (746,424)   $   12,638,015
                           ==============    ==============    ==============     ============     =============





(b) The initial cost and encumbrances reflect the present value of future loan payments discounted, if appropriate, at a rate estimated to be the prevailing interest rate at the date of acquisition or refinancing.

(c)  The carry value of Plaza Westlake was reduced by $746,424 in 1990.




                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998

                                            Gross Amount at
                                     Which Carried at Close of Period                  Accumulated
                                                 Buildings and                         Depreciation
Description                      Land            Improvements          Total (a)      and Amortization
-----------                      ----            -------------         ---------      -----------------
Apartments:

Brendon Way
   Indianapolis, IN           $    1,067,661     $   22,428,849   $     23,496,510    $  (14,948,273)

Castle Bluff
   Kentwood, MI                      239,839          5,557,019          5,796,858        (3,754,963)

Lodge at Aspen Grove
   Denver, CO                        996,813          9,735,213         10,732,026        (6,492,507)

Palisades at the
   Galleria
   Atlanta, GA                       774,721         15,080,153         15,854,874       (10,051,501)

Retail Center:

Plaza Westlake
   Glendale Heights, IL            1,455,584          6,813,655          8,269,239        (4,607,585)
                              --------------      --------------   ----------------     -------------
                             $     4,534,618     $   59,614,889   $     64,149,507     $ (39,854,829)
                              ==============      =============    ===============      ============


(a) For Federal income tax purposes, the properties are depreciated over lives ranging from 5-27.5 years using ACRS or MACRS methods. The aggregate cost of real estate investments for Federal income tax purposes was $69,977,500 and accumulated depreciation was $56,409,014 at December 31, 1998.



                     See accompanying notes to Schedule III.

                        McNEIL REAL ESTATE FUND XII, LTD.
                                  SCHEDULE III
      REAL ESTATE INVESTMENTS AND ACCUMULATED DEPRECIATION AND AMORTIZATION
                                December 31, 1998



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

                        McNEIL REAL ESTATE FUND XII, LTD.

                              Notes to Schedule III

      Real Estate Investments and Accumulated Depreciation and Amortization


A summary of activity for the Partnership's real estate investments and accumulated depreciation and amortization is as follows:

                                                                   For the Years Ended December 31,
                                                        ------------------------------------------------------
                                                            1998                  1997                1996
                                                        ------------         ------------         ------------
Real Estate Investments:
Balance at beginning of year ...................        $ 62,887,475         $ 81,381,686         $ 79,599,343

Improvements ...................................           1,304,292            1,797,633            1,983,589

Reclassification to asset held for sale ........                  --          (20,291,844)                  --

Replacement of assets ..........................             (42,260)                  --                   --

Dispositions of real estate ....................                  --                   --             (201,246)
                                                        ------------         ------------         ------------

Balance at end of year .........................        $ 64,149,507         $ 62,887,475         $ 81,381,686
                                                        ============         ============         ============

Accumulated Depreciation and Amortization:

Balance at beginning of year ...................        $ 36,754,194         $ 44,160,334         $ 40,501,275

Depreciation and amortization ..................           3,123,624            3,582,171            3,659,059

Replacement of assets ..........................             (22,989)                  --                   --

Reclassification to asset held for sale ........                  --          (10,988,311)                  --
                                                        ------------         ------------         ------------

Balance at end of year .........................        $ 39,854,829         $ 36,754,194         $ 44,160,334
                                                        ============         ============         ============

Asset Held for Sale:

Balance at beginning of year ...................        $  9,303,533         $         --         $  3,164,323

Reclassification to asset held for sale ........                  --            9,303,533                   --

Improvements ...................................               9,438                   --              265,759

Depreciation ...................................                  --                   --                   --

Sale ...........................................          (9,312,971)                  --           (3,430,082)
                                                        ------------         ------------         ------------

Balance at end of year .........................        $         --         $  9,303,533         $         --
                                                        ============         ============         ============

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
-------  -----------------------------------------------------------
         AND FINANCIAL DISCLOSURE
         ------------------------

None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------  --------------------------------------------------

Neither the Partnership nor the General Partner has any directors or executive officers. The names and ages of, as well as the positions held by, the officers and directors of McNeil Investors, Inc., the general partner of the General Partner, are as follows:

                                       Other Principal Occupations and Other
Name and Position             Age      Directorships During the Past 5 Years
-----------------             ---      -------------------------------------

Robert A. McNeil,              78       Mr.  McNeil  is also  Chairman  of   the
Chairman of the                         Board and Director of McNeil Real Estate
Board and Director                      Management,  Inc. ("McREMI") which is an
                                        affiliate of the General Partner. He has
                                        held the foregoing  positions  since the
                                        formation of such an entity in 1990. Mr.
                                        McNeil  received  his B.A.  degree  from
                                        Stanford  University  in  1942  and  his
                                        L.L.B.  degree from  Stanford Law School
                                        in 1948. He is a member of the State Bar
                                        of  California  and has been involved in
                                        real  estate  financing  since  the late
                                        1940's and in real estate  acquisitions,
                                        syndications  and   dispositions   since
                                        1960. From 1986 until active operations of McREMI and McNeil Partners, L.P.
                                        began in February 1991, Mr. McNeil was a private investor. Mr. McNeil is a member of the International Board of Directors of the Salk Institute, which promotes research in improvements in health care.

Carole J. McNeil               55       Mrs. McNeil is Co-Chairman, with husband
Co-Chairman of the                      Robert A. McNeil,  of McNeil  Investors,
Board                                   Inc.  Mrs.  McNeil has  twenty  years of
                                        real estate experience, most recently as
                                        a private investor from 1986 to 1993. In
                                        1982, she founded Ivory & Associates,  a
                                        commercial real estate brokerage firm in
                                        San  Francisco,  CA. Prior to that,  she
                                        was a commercial  real estate  associate
                                        with the Madison Company and, earlier, a
                                        commercial  sales  associate and analyst
                                        with   Marcus  and   Millichap   in  San
                                        Francisco.    In   1978,   Mrs.   McNeil
                                        established   Escrow  Training  Centers,
                                        California's first accredited commercial
                                        training   program  for  title   company
                                        escrow officers and real estate agents needing college credits to qualify for brokerage licenses. She began in real estate as Manager and Marketing Director of Title Insurance and Trust in Marin
                                        County,  CA. Mrs.  McNeil  serves on the
                                        International Board of Directors of the Salk Institute.

Ron K. Taylor                  41       Mr.  Taylor is the  President  and Chief
President and Chief                     Executive  Officer of McNeil Real Estate
Executive Officer                       Management  which is an affiliate of the
                                        General Partner.  Mr. Taylor has been in
                                        this capacity  since the  resignation of
                                        Donald K. Reed on March 4,  1997.  Prior
                                        to       assuming       his      current
                                        responsibilities, Mr. Taylor served as a
                                        Senior  Vice  President  of McREMI.  Mr.
                                        Taylor has been in this  capacity  since
                                        McREMI  commenced  operations  in  1991.
                                        Prior  to  joining  McREMI,  Mr.  Taylor
                                        served as an  Executive  Vice  President
                                        for  a   national   syndication/property
                                        management  firm. In this capacity,  Mr.
                                        Taylor  had the  responsibility  for the
                                        management  and leasing of a  21,000,000
                                        square  foot   portfolio  of  commercial
                                        properties. Mr. Taylor has been actively involved in the real estate industry since 1983.

Each director shall serve until his successor shall have been duly elected and qualified.

ITEM 11.  EXECUTIVE COMPENSATION
--------  ----------------------

No direct compensation was paid or payable by the Partnership to directors or officers (since it does not have any directors or officers) for the year ended December 31, 1998, nor was any direct compensation paid or payable by the Partnership to directors or officers of the general partner of the General Partner for the year ended December 31, 1998. The Partnership has no plans to pay any such remuneration to any directors or officers of the general partner of the General Partner in the future.

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

(B)      Security ownership of management.

         The General Partner and the officers and directors of its general partner, collectively, own 1,551.5 Units as of February 1, 1999, which is less than 1% of the outstanding Units.

(C)      Change in control.

         None.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-------- ----------------------------------------------

Under the terms of the Amended Partnership Agreement, the Partnership is paying the MID to the General Partner. The maximum MID is calculated as 1% of the tangible asset value of the Partnership. The tangible asset value is determined by using the greater of (i) an amount calculated by applying a capitalization rate of 9% to the annualized net operating income of each property or (ii) a value of $10,000 per apartment unit for residential property and $50 per gross square foot for commercial property to arrive at the property tangible asset value. The property tangible asset value is then added to the book value of all other assets excluding intangible items. The maximum MID percentage decreases to
 .75% in 2000, .50% in 2001 and .25% thereafter.

The MID will be paid to the extent of the lesser of the Partnership's excess cash flow, as defined, or net operating income, as defined (the "Entitlement Amount"), and may be paid (i) in cash, unless there is insufficient cash to pay the distribution in which event any unpaid portion not taken in Units will be deferred and is payable, without interest, from the first available cash and/or
(ii) in Units. A maximum of 50% of the MID may be paid in Units. The number of Units issued in payment of the MID is based on the greater of $50 per unit or the net tangible asset value, as defined, per Unit. For the year ended December 31, 1998, the Partnership paid or accrued for the General Partner MID in the amount of $777,083.

Any amount of the MID which is paid to the General Partner in Units will be treated as if cash is distributed to the General Partner and is then contributed to the Partnership by the General Partner.

The Partnership pays property management fees equal to 5% of the gross rental receipts of the Partnership's properties to McREMI, an affiliate of the General Partner, for providing property management services for residential and commercial properties and leasing services for the Partnership's residential properties. The Partnership reimburses McREMI for its costs, including overhead, of administering the Partnership's affairs. For the year ended December 31, 1998, the Partnership paid or accrued $950,475 in property management fees and reimbursements.

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

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K
-------- -----------------------------------------------------------------

See accompanying index to financial statements at Item 8 - Financial Statements and Supplementary Data.

(A)        Exhibits

           Exhibit
           Number                           Description
           -------                          -----------

           3.1 First Amended and Restated Certifi-cate of Limited Partnership dated February 20, 1981. (1)

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

           Exhibit
           Number                           Description
           --------                         -----------

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

           10.12 Termination Agreement, dated September 6, 1991, between Brendon Way Associates Fund XII and McNeil Real Estate Management, Inc.(2)

           10.13 Termination Agreement, dated September 6, 1991, between Castle Bluff XII Associates, L.P. and McNeil Real Estate Management, Inc.(2)

           10.15 Amended Property Management Agree-ment, dated March 5, 1993, between McNeil Real Estate Fund XII, Ltd. and McNeil Real Estate Management, Inc. (3)

           Exhibit
           Number                           Description
           --------                         ------------

           10.16 Second Modification of Deed of Trust Note, dated June 30, 1993, between American Mortgages, Inc. and Brendon Way XII Associates. (4)

           10.18 Promissory Note, dated October 13, 1995, between Palisades Fund XII Associates, L.P. and Fleet Real Estate Capital, Inc. (5)

           10.19 Mortgage Note, dated October 20, 1995, between Buccaneer Village Fund XII, Ltd. and Fleet Real Estate Capital, Inc. (5)

           11. Statement regarding computation of net income (loss) per limited partnership unit (see Item 8 - Note 1 "Organization and Summary of Significant Accounting Policies")

           22.                              Following  is a list of subsidiaries
                                            of the Partnership:

                                                                                                Names Under
                                                                          Jurisdiction of       Which It Is
                                            Name of Subsidiary            Incorporation        Doing Business
                                            ------------------            ---------------      --------------

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

(B) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended December 31, 1998.

                        McNEIL REAL ESTATE FUND XII, LTD.
                              A Limited Partnership

                                 SIGNATURE PAGE


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          McNEIL REAL ESTATE FUND XII, LTD.


                          By:  McNeil Partners, L.P., General Partner

                               By: McNeil Investors, Inc., General Partner



March 31, 1999                 By:  /s/  Robert A. McNeil
--------------                    ----------------------------------------------
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



March 31, 1999                 By:  /s/  Ron K. Taylor
--------------                    ----------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                     Investors, Inc.
                                    (Principal Financial Officer)




March 31, 1999                 By:  /s/  Brandon K. Flaming
--------------                    ----------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)