Form 10-Q
period 1999-03-31
MCNEIL REAL ESTATE FUND XII LTD
filed 1999-05-17
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended         March 31, 1999
                                     -------------------------------------------

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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         March 31,          December 31,
                                                                           1999                  1998
                                                                       -------------        -------------
ASSETS
------

Real estate investments:
   Land .......................................................        $  4,534,618         $  4,534,618
   Buildings and improvements .................................          59,731,595           59,614,889
                                                                       ------------         ------------
                                                                         64,266,213           64,149,507
   Less:  Accumulated depreciation and amortization ...........         (40,634,973)         (39,854,829)
                                                                       ------------         ------------
                                                                         23,631,240           24,294,678

Cash and cash equivalents .....................................           2,304,383            2,135,190
Cash segregated for security deposits .........................             321,806              320,540
Accounts receivable ...........................................             188,438              198,842
Prepaid expenses and other assets .............................              98,788              103,546
Escrow deposits ...............................................           1,514,098            1,295,584
Deferred borrowing costs, net of accumulated amorti-
   zation of $516,722 and $491,761 at March 31,
   1999 and December 31, 1998, respectively ...................           1,334,695            1,359,656
                                                                       ------------         ------------
                                                                       $ 29,393,448         $ 29,708,036
                                                                       ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable ........................................        $ 37,344,725         $ 37,449,291
Accounts payable ..............................................               9,921                   --
Accrued expenses ..............................................             255,796              252,497
Accrued interest ..............................................             254,620              255,330
Accrued property taxes ........................................             824,873              684,333
Deferred gain - land condemnation .............................             297,754              297,754
Deferred gain - fire damage ...................................              50,880               50,880
Advance from Southmark ........................................              42,716               42,177
Advances from affiliates - General Partner ....................              35,348               34,746
Payable to affiliates - General Partner .......................           4,174,196            4,255,518
Security deposits and deferred rental revenue .................             335,586              325,586
                                                                       ------------         ------------
                                                                         43,626,415           43,648,112
                                                                       ------------         ------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,666 limited partnership units
     issued and outstanding at March 31, 1999 and
     December 31, 1998 ........................................          (4,211,855)          (3,834,776)
   General Partner ............................................         (10,021,112)         (10,105,300)
                                                                       ------------         ------------
                                                                        (14,232,967)         (13,940,076)
                                                                       ------------         ------------
                                                                       $ 29,393,448         $ 29,708,036
                                                                       ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended
                                                                            March 31,
                                                                 -------------------------------
                                                                    1999                1998
                                                                 ------------        -----------
Revenue:
   Rental revenue .......................................        $ 3,211,348         $ 4,169,057
   Interest .............................................             25,159              17,059
                                                                 -----------         -----------
     Total revenue ......................................          3,236,507           4,186,116
                                                                 -----------         -----------

Expenses:
   Interest .............................................            816,878           1,193,972
   Interest - affiliates ................................                602                 654
   Depreciation and amortization ........................            780,144             760,041
   Property taxes .......................................            238,753             300,780
   Personnel expenses ...................................            327,081             463,150
   Utilities ............................................            315,916             369,326
   Repair and maintenance ...............................            402,509             439,372
   Property management fees - affiliates ................            160,216             201,019
   Other property operating expenses ....................            134,450             205,230
   General and administrative ...........................             96,702             248,175
   General and administrative - affiliates ..............             66,614              65,194
                                                                 -----------         -----------
     Total expenses .....................................          3,339,865           4,246,913
                                                                 -----------         -----------

Net loss ................................................        $  (103,358)        $   (60,797)
                                                                 ===========         ===========

Net loss allocable to limited partners ..................        $  (377,079)        $   (57,757)
Net income (loss) allocable to General Partner ..........            273,721              (3,040)
                                                                 -----------         -----------
Net loss ................................................        $  (103,358)        $   (60,797)
                                                                 ===========         ===========

Net loss per limited partnership unit ...................        $     (1.64)        $      (.25)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

               For the Three Months Ended March 31, 1999 and 1998


                                                                                                 Total
                                                       General             Limited              Partners'
                                                       Partner             Partners              Deficit
                                                    -------------        -------------        -------------
Balance at December 31, 1997 ...............        $(10,163,672)        $(10,579,935)        $(20,743,607)

Net loss ...................................              (3,040)             (57,757)             (60,797)

Management Incentive Distribution ..........            (225,558)                  --             (225,558)
                                                    ------------         ------------         ------------

Balance at March 31, 1998 ..................        $(10,392,270)        $(10,637,692)        $(21,029,962)
                                                    ============         ============         ============


Balance at December 31, 1998 ...............        $(10,105,300)        $ (3,834,776)        $(13,940,076)

Net income (loss) ..........................             273,721             (377,079)            (103,358)

Management Incentive Distribution ..........            (189,533)                  --             (189,533)
                                                    ------------         ------------         ------------

Balance at March 31, 1999 ..................        $(10,021,112)        $ (4,211,855)        $(14,232,967)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                     Three Months Ended
                                                                          March 31,
                                                             --------------------------------
                                                                 1999                1998
                                                             ------------        ------------
Cash flows from operating activities:
   Cash received from tenants .......................        $ 3,238,574         $ 4,078,873
   Cash paid to suppliers ...........................         (1,350,639)         (1,872,349)
   Cash paid to affiliates ..........................           (184,957)           (201,987)
   Interest received ................................             25,159              17,059
   Interest paid ....................................           (792,088)         (1,157,458)
   Property taxes paid ..............................           (232,856)           (359,895)
                                                             -----------         -----------
Net cash provided by operating activities ...........            703,193             504,243
                                                             -----------         -----------

Cash used in investing activities:
   Additions to real estate investments and
     assets held for sale ...........................           (116,706)           (107,883)
                                                             -----------         -----------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ........................................           (104,566)           (175,370)
   Management Incentive Distribution paid ...........           (312,728)                 --
                                                             -----------         -----------
Net cash used in financing activities ...............           (417,294)           (175,370)
                                                             -----------         -----------

Net increase in cash and cash equivalents ...........            169,193             220,990

Cash and cash equivalents at beginning of
   period ...........................................          2,135,190           1,423,658
                                                             -----------         -----------

Cash and cash equivalents at end of period ..........        $ 2,304,383         $ 1,644,648
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

               Reconciliation of Net Loss to Net Cash Provided by
                              Operating Activities


                                                                      Three Months Ended
                                                                          March 31,
                                                                ----------------------------
                                                                   1999              1998
                                                                ----------        ----------
Net loss ...............................................        $(103,358)        $ (60,797)
                                                                ---------         ---------

Adjustments to reconcile net loss to net cash
   provided by operating activities:
   Depreciation and amortization .......................          780,144           760,041
   Amortization of deferred borrowing costs ............           24,961            37,168
   Net interest added on advances from
     affiliates - General Partner ......................              602               654
   Net interest added on advances from
     Southmark .........................................              539               585
Changes in assets and liabilities:
     Cash segregated for security deposits .............           (1,266)           (7,589)
     Accounts receivable ...............................           10,404           (61,386)
     Prepaid expenses and other assets .................            4,758             8,536
     Escrow deposits ...................................         (218,514)         (286,520)
     Accounts payable ..................................            9,921               (60)
     Accrued expenses ..................................            3,299           (49,269)
     Accrued interest ..................................             (710)           (1,239)
     Accrued property taxes ............................          140,540           131,213
     Payable to affiliates - General Partner ...........           41,873            64,226
     Security deposits and deferred rental
       revenue .........................................           10,000           (31,320)
                                                                ---------         ---------

       Total adjustments ...............................          806,551           565,040
                                                                ---------         ---------

Net cash provided by operating activities ..............        $ 703,193         $ 504,243
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

                                 March 31, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

NOTE 2.
-------

The financial statements should be read in conjunction with the financial statements contained in the Partnership's Annual Report on Form 10-K for the year ended December 31, 1998, and the notes thereto, as filed with the Securities and Exchange Commission, which is available upon request by writing to McNeil Real Estate Fund XII, Ltd., c/o McNeil Real Estate Management, Inc., Investor Services, 13760 Noel Road, Suite 600, LB70, Dallas, Texas 75240.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                             Three Months Ended
                                                                  March 31,
                                                          ----------------------
                                                             1999         1998
                                                          ---------    ---------

Property management fees - affiliates................     $ 160,216    $ 201,019
Interest - affiliates................................           602          654
Charged to general and administrative affiliates:
   Partnership administration........................        66,614       65,194
                                                           --------     --------
                                                          $ 227,432    $ 266,867
                                                           ========     ========

Charged to General Partner's deficit:
   MID...............................................     $ 189,553    $ 225,558
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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At March 31, 1999, the Partnership owned four apartment properties and one shopping center. Four of the Partnership's properties are subject to mortgage notes.

Rental revenues increased at four of the Partnership's five properties. The properties reporting the largest increases in rental revenue, on a percentage basis, were The Lodge at Aspen Grove Apartments and Brendon Way Apartments. These increases were partially offset by a decrease in contingent rent billed on Plaza Westlake as compared to the prior year.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership rental revenues decreased $957,709 or 23% for the three months ended March 31, 1999 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments in April 1998, Partnership revenues decreased $22,514 for the three months ended March 31, 1999. Interest income increased $8,100 for the three months ended March 31, 1999 as compared to the same period last year due to an increase in cash balances being invested in interest bearing accounts.

Expenses:

Partnership expenses decreased $907,048 or 21% for the three months ended March 31, 1999 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments, Partnership expenses decreased $164,514 or 4% for the three months ended March 31, 1999.

Repairs and maintenance (excluding Channingway Apartments) increased $71,194 for the three months ended March 31, 1999 as compared to the same period last year. This increase is primarily due to an increase in snow removal at Brendon Way Apartments and Plaza Westlake.

Other property operating expense (excluding Channingway Apartments) decreased $23,146 or 11% for the three months ended March 31, 1999 as compared to the same period last year. This decrease is due to a reduction in the property insurance expense for all the properties.

General and administrative expenses decreased $151,473 for the three months ended March 31, 1999 as compared to the same period last year. The decrease was mainly due to decreased costs incurred to explore alternatives to maximize the value of the Partnership (see Liquidity and Capital Resources).

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first three months of 1999, the Partnership provided $703,193 in cash from operations as compared to $504,243 in cash from operations in 1998. The $198,950 increase can be attributed to the decreases in cash paid to suppliers, interest and property taxes paid offset by the decrease in cash received from tenants in the first three months of 1999 as compared to the same period in 1998.

The Partnership expended $116,706 and $107,883 for capital improvements to its properties for the three months ended March 31, 1999 and 1998, respectively.

Total principal payments on mortgage notes payable were $104,566 for the three months ended March 31, 1999 as compared to $175,370 for the same period in 1998. During the first quarter of 1999, the Partnership also paid $312,728 in MID to the General Partner.

Short-term liquidity:

At March 31, 1999, the Partnership held cash and cash equivalents of $2,304,383. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted $1.2 million in capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

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

As previously announced, the Partnership has retained PaineWebber, Incorporated as its exclusive financial advisor to explore alternatives to maximize the value of the Partnership, including, without limitation, a transaction in which limited partnership interests in the Partnership are converted into cash. During the last full week of March, the Partnership entered into a 45 day exclusivity agreement with a well-financed bidder with whom it had commenced discussions with respect to a sale transaction. The Partnership and such party have made significant progress in negotiating the terms of a proposed transaction and are continuing to have intensive discussions with respect to a transaction. In light on these continuing negotiations, the exclusivity agreement has been extended for an additional 21 days until June 4, 1999. It is possible that the General Partner and its affiliates will receive non-cash consideration for their ownership interests in connection with any such transaction. There can be no assurance regarding whether any such agreement will be reached nor the terms thereof.

Income (loss) allocation and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the three months ended March 31, 1999 and 1998, $273,271 and $(3,040), respectively, was allocated to the General Partner. The limited partners received loss allocations of $(377,079) and $(57,757) for the three months ended March 31, 1999 and 1998, respectively.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after March 31, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

YEAR 2000 DISCLOSURE
--------------------

State of readiness

The year 2000 problem is the result of computer programs being written using two digits rather than four to define the applicable year. Any programs that have time-sensitive software may recognize a date using "00" as the year 1900 rather than the year 2000. This could result in major systems failure or miscalculations.

Management has assessed its information technology ("IT") infrastructure to identify any systems that could be affected by the year 2000 problem. The IT used by the Partnership for financial reporting and significant accounting functions was made year 2000 compliant during recent systems conversions. The software utilized for these functions is licensed by third party vendors who have warranted that their systems are year 2000 compliant.

Management is in the process of evaluating the mechanical and embedded technological systems at the various properties. Management has inventoried all such systems and queried suppliers, vendors and manufacturers to determine year 2000 compliance. Based on this review, management believes these systems are substantially compliant. In circumstances of non-compliance management will work with the vendor to remedy the problem or seek alternative suppliers who will be in compliance. Management believes that the remediation of any outstanding year 2000 conversion issues will not have a material or adverse effect on the Partnership's operations. However, no estimates can be made as to the potential adverse impact resulting from the failure of third party service providers and vendors to be year 2000 compliant.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management will assess these risks and develop plans to mitigate possible failures by July 1999.

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

         11. Statement regarding computation of net loss per limited partnership unit: net loss per limited partnership unit is computed by dividing net loss allocated to the limited partners by the number of limited partnership units outstanding. Per unit information has been computed based on 229,666 limited partnership units outstanding in 1999 and 1998.

         27.                        Financial  Data  Schedule   for  the quarter
                                    ended March 31, 1999.

(b) Reports on Form 8-K. There were no reports on Form 8-K filed during the quarter ended March 31, 1999.

                        McNEIL REAL ESTATE FUND XII, LTD.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized:


                           McNEIL REAL ESTATE FUND XII, Ltd.

                           By:  McNeil Partners, L.P., General Partner

                                By: McNeil Investors, Inc., General Partner



May 17, 1999                    By: /s/  Ron K. Taylor
--------------                     ---------------------------------------------
Date                                Ron K. Taylor
                                    President and Director of McNeil
                                      Investors, Inc.
                                    (Principal Financial Officer)




May 17, 1999                    By: /s/  Brandon K. Flaming
--------------                     ---------------------------------------------
Date                                Brandon K. Flaming
                                    Vice President of McNeil Investors, Inc.
                                    (Principal Accounting Officer)