Form 10-Q
period 1999-06-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1999-08-16
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended            June 30, 1999
                                      ------------------------------------------

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




             13760 Noel Road, Suite 600, LB70, Dallas, Texas, 75240
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip code)



Registrant's telephone number, including area code       (972) 448-5800
                                                     ---------------------------



Indicate by check mark whether the registrant, (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                      ---  ---

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
------- --------------------

                        MCNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                         June 30,           December 31,
                                                                           1999                 1998
                                                                      -------------        -------------
ASSETS
------

Real estate investments:
   Land ......................................................        $  4,534,618         $  4,534,618
   Buildings and improvements ................................          60,213,164           59,614,889
                                                                      ------------         ------------
                                                                        64,747,782           64,149,507
   Less:  Accumulated depreciation and amortization ..........         (41,415,117)         (39,854,829)
                                                                      ------------         ------------
                                                                        23,332,665           24,294,678

Cash and cash equivalents ....................................           2,307,550            2,135,190
Cash segregated for security deposits ........................             323,963              320,540
Accounts receivable ..........................................             200,525              198,842
Prepaid expenses and other assets ............................             120,545              103,546
Escrow deposits ..............................................           1,189,545            1,295,584
Deferred borrowing costs, net of accumulated amorti-
   zation of $541,683 and $491,761 at June 30,
   1999 and December 31, 1998, respectively ..................           1,309,734            1,359,656
                                                                      ------------         ------------
                                                                      $ 28,784,527         $ 29,708,036
                                                                      ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable .......................................        $ 37,238,012         $ 37,449,291
Accrued expenses .............................................             466,405              252,497
Accrued interest .............................................             253,894              255,330
Accrued property taxes .......................................             941,035              684,333
Deferred gain - land condemnation ............................                  --              297,754
Deferred gain - fire damage ..................................              50,880               50,880
Advance from Southmark .......................................              43,262               42,177
Advances from affiliates - General Partner ...................              35,957               34,746
Payable to affiliates - General Partner ......................           3,779,492            4,255,518
Security deposits and deferred rental revenue ................             428,895              325,586
                                                                      ------------         ------------
                                                                        43,237,832           43,648,112
                                                                      ------------         ------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,666 limited partnership units
     issued and outstanding at June 30, 1999 and
     December 31, 1998 .......................................          (4,742,606)          (3,834,776)
   General Partner ...........................................          (9,710,699)         (10,105,300)
                                                                      ------------         ------------
                                                                       (14,453,305)         (13,940,076)
                                                                      ------------         ------------
                                                                      $ 28,784,527         $ 29,708,036
                                                                      ============         ============


The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended                    Six Months Ended
                                                       June 30,                               June 30,
                                           -------------------------------        -------------------------------
                                               1999                1998               1999                 1998
                                           -----------         -----------        -----------         -----------
Revenue:
   Rental revenue .................        $ 3,248,465         $ 3,176,358        $ 6,459,813         $ 7,345,415
   Interest .......................             30,236              76,128             55,395              93,187
   Gain on sale of real estate ....                 --           9,568,850                 --           9,568,850
   Gain on land condemnation ......            297,754                  --            297,754                  --
                                           -----------         -----------        -----------         -----------
     Total revenue ................          3,576,455          12,821,336          6,812,962          17,007,452
                                           -----------         -----------        -----------         -----------

Expenses:
   Interest .......................            814,724             943,764          1,631,602           2,137,736
   Interest - affiliates ..........                609                 660              1,211               1,314
   Depreciation and
     amortization .................            780,144             761,520          1,560,288           1,521,561
   Property taxes .................            235,278             237,569            474,031             538,349
   Personnel expenses .............            338,344             363,591            665,425             826,741
   Utilities ......................            161,777             239,032            477,693             608,358
   Repair and maintenance .........            452,260             482,055            854,769             921,427
   Property management
     fees - affiliates ............            164,098             156,383            324,314             357,402
   Other property operating
     expenses .....................            137,185             166,720            271,635             371,950
   General and administrative .....            443,268             119,803            539,970             367,978
   General and administrative -
     affiliates ...................             68,526              78,213            135,140             143,407
                                           -----------         -----------        -----------         -----------
     Total expenses ...............          3,596,213           3,549,310          6,936,078           7,796,223
                                           -----------         -----------        -----------         -----------

Net income (loss) .................        $   (19,758)        $ 9,272,026        $  (123,116)        $ 9,211,229
                                           ===========         ===========        ===========         ===========

Net income (loss) allocable
   to limited partners ............        $  (530,751)        $ 8,808,425        $  (907,830)        $ 8,750,667
Net income allocable to
   General Partner ................            510,993             463,601            784,714             460,562
                                           -----------         -----------        -----------         -----------
Net income (loss) .................        $   (19,758)        $ 9,272,026        $  (123,116)        $ 9,211,229
                                           ===========         ===========        ===========         ===========

Net income (loss) per limited
   partnership unit ...............        $     (2.31)        $     38.35        $     (3.95)        $     38.10
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

                 For the Six Months Ended June 30, 1999 and 1998


                                                                                                Total
                                                    General              Limited              Partners'
                                                    Partner              Partners             Deficit
                                                 -------------        -------------        -------------
Balance at December 31, 1997 ............        $(10,163,672)        $(10,579,935)        $(20,743,607)

Net income ..............................             460,562            8,750,667            9,211,229

Management Incentive Distribution .......            (419,225)                  --             (419,225)
                                                 ------------         ------------         ------------

Balance at June 30, 1998 ................        $(10,122,335)        $(1,829,268)         $(11,951,603)
                                                 ============         ============         ============


Balance at December 31, 1998 ............        $(10,105,300)        $ (3,834,776)        $(13,940,076)

Net income (loss) .......................             784,714             (907,830)            (123,116)

Management Incentive Distribution........            (390,113)                  --             (390,113)
                                                 ------------         ------------         ------------

Balance at June 30, 1999 ................        $ (9,710,699)        $ (4,742,606)        $(14,453,305)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents

                                                                   Six Months Ended
                                                                       June 30,
                                                           ----------------------------------
                                                               1999                 1998
                                                           -------------        -------------
Cash flows from operating activities:
   Cash received from tenants .....................        $  6,563,604         $  7,102,407
   Cash paid to suppliers .........................          (2,697,986)          (3,219,696)
   Cash paid to affiliates ........................            (462,865)            (481,158)
   Interest received ..............................              55,395               93,187
   Interest paid ..................................          (1,582,031)          (2,153,992)
   Property taxes paid ............................            (530,475)            (842,356)
                                                           ------------         ------------
Net cash provided by operating activities .........           1,345,642              498,392
                                                           ------------         ------------

Cash used in investing activities:
   Additions to real estate investments and
     assets held for sale .........................            (598,275)            (653,322)
   Proceeds from sale of real estate ..............                  --           18,881,821
   Proceeds from land condemnation ................             499,000                   --
                                                           ------------         ------------
Net cash provided by (used in) investing
   activities .....................................             (99,275)          18,228,499
                                                           ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable ......................................            (211,279)            (294,702)
   Retirement of mortgage note payable ............                  --          (12,523,061)
   Management Incentive Distribution ..............            (862,728)                  --
                                                           ------------         ------------
Net cash used in financing activities .............          (1,074,007)         (12,817,763)
                                                           ------------         ------------

Net increase in cash and cash equivalents .........             172,360            5,909,128

Cash and cash equivalents at beginning of
   period .........................................           2,135,190            1,423,658
                                                           ------------         ------------

Cash and cash equivalents at end of period ........        $  2,307,550         $  7,332,786
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities

                                                                         Six Months Ended
                                                                             June 30,
                                                                 -------------------------------
                                                                     1999                1998
                                                                 ------------        -----------
Net income (loss) .......................................        $  (123,116)        $ 9,211,229
                                                                 -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization ........................          1,560,288           1,521,561
   Amortization of deferred borrowing costs .............             49,922              74,335
   Net interest added on advances from
     affiliates - General Partner .......................              1,211               1,314
   Net interest added on advances from
     Southmark ..........................................              1,085               1,177
   Gain on sale of real estate ..........................                 --          (9,568,850)
   Gain on land condemnation ............................           (297,754)                 --
Changes in assets and liabilities:
     Cash segregated for security deposits ..............             (3,423)            (11,229)
     Accounts receivable ................................             (1,683)            (69,367)
     Prepaid expenses and other assets ..................            (16,999)             30,454
     Escrow deposits ....................................           (392,961)           (146,584)
     Accounts payable ...................................                 --              (9,996)
     Accrued expenses ...................................            213,908            (165,619)
     Accrued interest ...................................             (1,436)            (91,768)
     Accrued property taxes .............................            256,702            (130,243)
     Payable to affiliates - General Partner ............             (3,411)             19,651
     Security deposits and deferred rental
       revenue ..........................................            103,309            (167,673)
                                                                 -----------         -----------

       Total adjustments ................................          1,468,758          (8,712,837)
                                                                 -----------         -----------

Net cash provided by operating activities ...............        $ 1,345,642         $   498,392
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

                                  June 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                            Six Months Ended
                                                                 June 30,
                                                         -----------------------
                                                            1999          1998
                                                         ---------     ---------

Property management fees - affiliates ...............    $ 324,314     $ 357,402
Interest - affiliates ...............................        1,211         1,314
Charged to general and administrative affiliates:
   Partnership administration .......................      135,140       143,407
                                                         ---------     ---------
                                                         $ 460,665     $ 502,123
                                                         =========     =========

Charged to General Partner's deficit:
   MID ..............................................    $ 390,113     $ 419,225
                                                         =========     =========

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

NOTE 5.
-------

Teri King, Madie Troy and Gary Vigil, and John Does 1 through 100, Plaintiffs vs. McNeil Real Estate Fund XII, Ltd., Buccaneer Village Fund XII, Corp., McNeil Real Estate Management, Inc., and Jane Does 1 through 100, Defendants - District Court, City and County of Denver, State of Colorado, Case No. 98CV9156 (environmental suit)

This action was served on Defendants on May 28, 1999. The action was filed with the Court on December 3, 1998. A similar action has been filed by Plaintiffs and others against the State of Colorado and the Colorado Department of Transportation ("CDOT"). This action stems from several leaking underground storage tanks which were owned and operated by CDOT. In 1993, CDOT confirmed the presence of contaminants, including solvents and other hazardous substances, which impacted groundwater within the vicinity of the facility. Continued testing and investigation by CDOT found the contaminant plume to include groundwater located within the vicinity of The Lodge at Aspen Grove Apartments. This action is brought by current and former residents of The Lodge at Aspen Grove Apartments and includes a variety of allegations arising from what Plaintiffs contend was Defendants' failure to adequately disclose their knowledge of the plume of contaminants and possible health consequences to residents from exposure. Defendants take the position that there is no merit to any of Plaintiffs' claims and intend to vigorously defend this action.

NOTE 6.
-------

On February 23, 1996, the Partnership was awarded $499,000 as payment for condemnation of 6.45 acres at Palisades at the Galleria by Cobb County, Georgia. The county required the right-of-way to this property for highway construction. The condemnation of this parcel will not materially affect the operations of the property. The $499,000 was held in escrow by the mortgagee pending completion of construction and was included with escrow deposits on the Balance Sheet as of December 31, 1998. On June 23, 1999, the Partnership received the $499,000 held in escrow and recognized a $297,754 gain on land condemnation.

NOTE 7.
-------

On April 7, 1998, the Partnership sold to an unaffiliated buyer, Channingway Apartments, a 770 unit apartment complex, located in Columbus, Ohio, for a cash sales price of $19,150,000. Cash proceeds from this transaction, as well as the gain on sale are detailed below.

                                                 Gain on Sale      Cash Proceeds
                                                 ------------      -------------

Cash sales price ..........................      $ 19,150,000      $ 19,150,000

Selling costs .............................          (268,179)         (268,179)
Basis of real estate sold .................        (9,312,971)
                                                 ------------      ------------

Gain on sale of real estate ...............      $  9,568,850
                                                 ============

Proceeds from sale of real estate .........                          18,881,821
Retirement of mortgage note payable........                         (12,523,061)
                                                                    -----------

Net cash proceeds .........................                         $ 6,358,760
                                                                    ===========

NOTE 8.
-------

On July 30, 1999, the Partnership refinanced Castle Bluff's mortgage note. The new mortgage note, in the amount of $4,415,000 bears interest at a variable rate equal to 1.75% plus the London Interbank Offered Rate per annum. The new mortgage note requires monthly interest-only payments and annual principal payments in an amount necessary to reduce the principal balance of the note by 5% annually. The maturity date of the new mortgage note is August 1, 2002. Cash proceeds from the refinancing transaction are as follows:

   New mortgage note proceeds......................      $   4,415,000
   Amount required to payoff existing debt.........          4,329,914
                                                         -------------

   Cash proceeds from refinancing..................      $      85,086
                                                         =============

The Partnership incurred $51,540 of deferred borrowing costs related to the refinancing of Castle Bluff's mortgage note.

NOTE 9.
-------

On June 24, 1999, the Partnership and 18 affiliated partnerships, collectively, (the "Partnerships"),the General Partner, McNeil Investors, Inc., McNeil Real Estate Management, Inc. ("McREMI"), McNeil Summerhill, Inc. and Robert A. McNeil entered into a definitive acquisition agreement (the "Master Agreement") with WXI/McN Realty L.L.C. ("Newco"), an affiliate of Whitehall Street Real Estate Limited Partnership XI, a real estate investment fund managed by Goldman, Sachs & Co., whereby Newco and its subsidiaries will acquire the Partnerships. The Master Agreement provides that the Partnerships will be merged with subsidiaries of Newco. The Master Agreement also provides for the acquisition by Newco and its subsidiaries of the assets of McREMI. The aggregate consideration in the transaction, including the assumption or prepayment of all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership is currently estimated as $77.

On the Closing Date, the General Partner of the Partnership, will receive an equity interest in Newco in exchange for its contribution to Newco of the general partnership interests in the Partnerships, the limited partnership interests in Fairfax Associates II L.P. and McNeil Summerhill Associates and the assets of McREMI.

The Partnership's participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the Partnership.

In some circumstances, as defined in the Master Agreement, the Partnerships may be subject to a break-up fee, up to an aggregate maximum of $18,000,000, if the Master Agreement is terminated with respect to one or more of the Partnerships. In the case of termination of the Master Agreement in these circumstances, each of the Partnerships with respect to which the Master Agreement has been terminated will be severally, but not jointly, liable for payment to Newco of its respective break-up fee. The break-up fee ratably calculated for the Partnership is $1,683,126.

All previous costs associated with this transaction had been allocated among the Partnerships and McREMI based on the relative number of properties contained therein. On June 24, 1999, a fairness opinion (the "Fairness Opinion") was rendered by Robert A. Stanger & Co., Inc., an independent financial advisor, to the effect that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership. Based on the relative values as set forth in the Fairness Opinion, the Partnership recorded an adjustment to general and administrative expenses and accrued expenses during the second quarter of 1999 in the amount of $159,596 to reflect the reallocation of previously paid transaction costs among the Partnerships and McREMI.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At June 30, 1999, the Partnership owned four apartment properties and one shopping center. Four of the Partnership's properties are subject to mortgage notes.

Rental revenues increased at four of the Partnership's five properties. The properties reporting the largest increases in rental revenue, on a percentage basis, were The Lodge at Aspen Grove Apartments and Brendon Way Apartments. These increases were partially offset by a decrease in contingent rent billed on Plaza Westlake as compared to the prior year.

RECENT DEVELOPMENTS
-------------------

On June 24, 1999, McNeil Partners, L.P. (the General Partner of the Partnership) and WXI/McN Realty L.L.C., an affiliate of Whitehall Street Real Estate Limited Partnership XI ("Whitehall"), a real estate investment fund managed by Goldman, Sachs & Co., announced that they have entered into a definitive acquisition agreement whereby the Whitehall affiliate will acquire by merger nineteen real estate limited partnerships operated by McNeil Partners, L.P. and Robert A. McNeil. The limited partnerships involved are the Partnership and McNeil Real Estate Funds IX, X, XI, XIV, XV, XX, XXI, XXII, XXIII, XXIV, XXV, XXVI and XXVII, Hearth Hollow Associates, McNeil Midwest Properties I, L.P., Regency North Associates, Fairfax Associates and McNeil Summerhill (collectively, the "Partnerships"). The Partnerships (other than Fairfax Associates and McNeil Summerhill which are wholly-owned by Robert A. McNeil and related parties) will be merged with subsidiaries of WXI/McN Realty L.L.C. The acquisition agreement also provides for the acquisition by WXI/McN Realty L.L.C. of the assets of McNeil Real Estate Management, Inc. ("McREMI"). The aggregate consideration in the transaction, including all outstanding mortgage debt of the Partnerships, is approximately $644,440,000.

Pursuant to the terms of the acquisition agreement, the limited partners in each of the Partnerships (other than those wholly-owned by Robert A. McNeil) will receive cash on the closing date of the transaction in exchange for their limited partnership interests. In addition, each Partnership will make a special distribution to its limited partners on the closing date of the transaction equal to its then net positive working capital balance. McNeil Partners, L.P. will receive an equity interest in WXI/McN Realty L.L.C. in exchange for its contribution of its general partnership interests in the Partnerships, the limited partnership interests in its wholly-owned Partnerships and the assets of McREMI.

The proposed transaction follows an extensive marketing effort by PaineWebber Incorporated, exclusive financial advisor to the Partnerships.

The transaction has been unanimously approved by the Board of Directors of McNeil Investors, Inc., the general partner of McNeil Partners, L.P., the general partner of each of the Partnerships other than Regency North Associates, Fairfax Associates and McNeil Summerhill. The respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill also have approved the transaction. The Board of Directors of McNeil Investors based its approval upon, among other things, the recommendation of a Special Committee of the Board, appointed at the beginning of the discussions with Whitehall to represent the interests of holders of limited partnership interests in each of the Partnerships. In addition, the Special Committee and the Board relied upon fairness opinions given by Robert A. Stanger & Co., Inc. ("Stanger & Co."), an independent financial advisor to the Partnerships, to the effect that the aggregate consideration is fair to the holders of each class of limited partnership interests in each of the Partnerships. The Special Committee's recommendation was also based upon the separate opinions of Eastdil Realty Company ("Eastdil"), the independent financial advisor to the Special Committee. Stanger & Co. and Eastdil have each also rendered an opinion that the aggregate consideration to be paid for the general partnership interests and limited partnership interests in all of the Partnerships and the assets of McREMI is fair from a financial point of view to the holders of each class of limited partnership interests in each of the Partnerships.

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership is currently estimated as $77.

McNeil Partners, L.P. will contribute its real estate investment and management company business to a subsidiary of WXI/McN Realty, L.L.C., along with its general partnership interests in the Partnerships and its limited partnership interests in the wholly-owned Partnerships, having an aggregate allocated value, as determined by Stanger & Co., of approximately $58,640,000, of which approximately $29,400,000 reflects balances due to McNeil Partners, L.P. and McREMI as reflected on the Partnerships' financial statements as of March 31, 1999.

The above estimates of the Partnership per unit estimated merger consideration and working capital distribution and the interest of McNeil Partners, L.P. are based upon, among other things, the balance sheet of the Partnership as of March 31, 1999, adjusted for intangible assets, non-cash liabilities, transaction expenses and the McNeil Partners, L.P. interest in the Partnership. Actual amounts, including the estimate allocable to McNeil Partners, L.P., will vary with the performance of the Partnership and McNeil Partners, L.P. through the closing date. The above estimated merger consideration and special working capital distribution will be adjusted at closing to reflect the then working capital position of the Partnership.

Whitehall is a $2.26 billion equity fund and is the seventh in a series of funds sponsored and capitalized by Goldman, Sachs & Co. and its affiliates, along with public and private investors, to acquire real estate worldwide.

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenue decreased $10,194,490 for the six months ended June 30, 1999 as compared to the same period last year. In 1998, the Partnership recognized a gain on sale of real estate of $9,568,850 for the sale of Channingway Apartments. No such gain was recognized in 1999. Rental revenues decreased $885,602 or 12% for the six months ended June 30, 1999 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments in April 1998, Partnership rental revenues increased $126,917 and $158,355 for the six months and three months ended June 30, 1999, respectively, as compared to the same periods last year. Interest income decreased $37,792 for the six months ended June 30, 1999 as compared to the same period last year due to lower cash balances being invested in interest bearing accounts. The Partnership also recognized a gain on land condemnation of $297,754 in the second quarter of 1999. No such gain was recorded in the first six months of 1998.

Expenses:

Partnership expenses decreased $860,145 or 11% for the six months ended June 30, 1999 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments, Partnership expenses increased $226,737 or 6% and $62,723 or 1% for the three months and six months ended June 30, 1999, respectively, as compared to the same periods last year.

Interest expense (excluding Channingway Apartments) decreased $205,361 or 10% for the six months ended June 30, 1999 as compared to the same period last year. This decrease is primarily due to the payoff of the mortgage note payable on Plaza Westlake in October 1998.

Repairs and maintenance (excluding Channingway Apartments) increased $90,639 or 10% for the six months ended June 30, 1999 as compared to the same period last year. This increase is primarily due to an increase in snow removal at Brendon Way Apartments and Plaza Westlake.

General and administrative expenses increased $323,465 and $171,992 for the three and six months ended June 30, 1999, respectively, as compared to the same period last year. The increase was mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $159,596 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note
9).

All other remaining expense categories remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first six months of 1999, the Partnership provided $1,345,642 in cash from operations as compared to $498,392 in cash from operations in 1998. The $847,250 increase can be attributed to the decreases in cash paid to suppliers, interest and property taxes paid offset by the decrease in cash received from tenants in the first six months of 1999 as compared to the same period in 1998.

The Partnership expended $598,275 and $653,322 for capital improvements to its properties for the six months ended June 30, 1999 and 1998, respectively. In June 1999, the Partnership also received proceeds of $499,000 for a land condemnation in 1996 in which Cobb County needed the land for highway construction.

Total principal payments on mortgage notes payable were $211,279 for the six months ended June 30, 1999 as compared to $294,702 for the same period in 1998. During the second quarter of 1999, the Partnership also paid $862,728 in MID to the General Partner.

Short-term liquidity:

At June 30, 1999, the Partnership held cash and cash equivalents of $2,307,550. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted $1.2 million in capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

Long-term liquidity:

For the long-term, property operations will remain the primary source of funds. In this regard, the General Partner expects that the capital improvements made by the Partnership during the past will yield improved cash flow from property operations in the future. If the Partnership's cash position deteriorates, the General Partner may elect to defer certain of the capital improvements, except where such improvements are expected to increase the competitiveness or marketability of the Partnership's properties. See "Recent Developments" above.

Income (loss) allocation and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the six months ended June 30, 1999 and 1998, $784,714 and $460,562, respectively, was allocated to the General Partner. The limited partners received allocations of $(907,830) and $8,750,667 for the six months ended June 30, 1999 and 1998, respectively.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after June 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

Contingency plans
-----------------

Management is developing contingency plans to address potential year 2000 non-compliance of IT and embedded technology systems. Management believes that failure of any IT system could have an adverse impact on operations. However, management believes that alternative systems are available that could be utilized to minimize such impact. Management believes that any failure in the embedded technology systems could have an adverse impact on that property's performance. Management has assessed these risks and expects to have contingency plans in place by December 31, 1999 for any material potential failures.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS
-------  -----------------

1) James F. Schofield, Gerald C. Gillett, Donna S. Gillett, Jeffrey Homburger, Elizabeth Jung, Robert Lewis, and Warren Heller et al. v. McNeil Partners L.P., McNeil Investors, Inc., McNeil Real Estate Management, Inc., Robert
     A. McNeil, Carole J. McNeil, McNeil Pacific Investors Fund 1972, Ltd., McNeil Real Estate Fund IX, Ltd., McNeil Real Estate Fund X, Ltd., McNeil Real Estate Fund XI, Ltd., McNeil Real Estate Fund XII, Ltd., McNeil Real Estate Fund XIV, Ltd., McNeil Real Estate Fund XV, Ltd., McNeil Real Estate Fund XX, L.P., McNeil Real Estate Fund XXI, L.P., McNeil Real Estate Fund XXII, L.P., McNeil Real Estate Fund XXIII, L.P., McNeil Real Estate Fund
     XXIV,  L.P.,  McNeil Real Estate  Fund XXV,  L.P.,  McNeil Real Estate Fund
     XXVI, L.P., and McNeil Real Estate Fund XXVII, L.P., Hearth Hollow Associates, McNeil Midwest Properties I, L.P. and Regency North Associates, L.P., - Superior Court of the State of California for the County of Los Angeles, Case No. BC133799 (Class and Derivative Action Complaint).

     The action involves purported class and derivative actions brought by limited partners of each of the limited partnerships that were named as nominal defendants as listed above (the "Partnerships"). Plaintiffs allege that McNeil Investors, Inc., its affiliate McNeil Real Estate Management, Inc. ("McREMI") and three of their senior officers and/or directors (collectively, the "Defendants") breached their fiduciary duties and certain obligations under the respective Amended Partnership Agreement. Plaintiffs allege that Defendants have rendered such Units highly illiquid and artificially depressed the prices that are available for Units on the resale market. Plaintiffs also allege that Defendants engaged in a course of conduct to prevent the acquisition of Units by an affiliate of Carl Icahn by disseminating purportedly false, misleading and inadequate information. Plaintiffs further allege that Defendants acted to advance their own personal interests at the expense of the Partnerships' public unit holders by failing to sell Partnership properties and failing to make distributions to unitholders.

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

     Defendants filed a demurrer to the consolidated and amended complaint and a motion to strike on February 14, 1997, seeking to dismiss the consolidated and amended complaint in all respects. The Court granted Defendants' demurrer, dismissing the consolidated and amended complaint with leave to amend. On October 31, 1997, the Plaintiffs filed a second consolidated and amended complaint. The case was stayed pending settlement discussions. Because the settlement contemplated a transaction which included all of the Partnerships and plaintiffs claimed that an effort should be made to sell all of the Partnerships, in or around September 1998, plaintiffs filed a third consolidated and amended complaint which included allegations with respect to the Partnerships which had not been named in previously filed complaints.

     On September 15, 1998, the parties signed a Stipulation of Settlement. For purposes of settlement, the parties stipulated to a class comprised of all owners of limited partner units in the Partnerships during the period beginning June 21, 1991, the earliest date that proxy materials began to be issued in connection with the restructuring of the Partnerships, through September 15, 1998. As structured, the Stipulation of Settlement provided for the payment of over $35 million in distributions and the commitment to market the Partnerships for sale, together with McREMI, through a fair and impartial bidding process overseen by a national investment banking firm. To ensure the integrity of that process, defendants agreed, among other things, to involve plaintiffs' counsel in oversight of that process, and plaintiffs' counsel retained an independent advisor to represent the interests of limited partners of the Partnerships in the event of a transaction. The transaction described in Item 2 - Recent Developments is a result of that process. The settlement was not conditioned on the consummation of this transaction.

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended.

2) High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation, et al. v. McNeil Partners, L.P. ("MPLP"), McNeil Investors, Inc., McNeil Real Estate Management, Inc. (McREMI"), Robert A. McNeil and Carole J. McNeil, - Supreme Court of the State of New York, County of New York, - Index No. 99 603526.

     On July 23, 1999, High River and two other affiliates of Carl C. Icahn (Unicorn Associates Corporation and Longacre Corporation), filed a complaint for damages in the Supreme Court of the State of New York, County of New York. Plaintiffs allege that the defendants improperly interfered with tender offers made by High River for limited partner units in the Partnership and other affiliated partnerships in which MPLP serves as General Partner (the "McNeil Partnerships"), by, among other things, filing purportedly frivolous litigation to delay High River's offers, issuing purportedly false and misleading statements opposing the offers and purportedly forcing High River itself to file litigation to enforce its rights. High River also alleges that as a result the defendants caused High River to incur undue expense and that the defendants ultimately prevented High River from acquiring a greater number of limited partner units. Plaintiffs also allege that the defendants improperly excluded High River from participating in the auction process for the sale of the McNeil Partnerships, and otherwise took steps to prevent its participation in the auction. In addition, plaintiffs, who are limited partners in, among others, McNeil Funds IX, X, XI, XII, XIV, XV, XX, XXIV, XXV, XXVI and XXVII, have also sued the defendants based on their status as opt-outs from the Schofield settlement. Plaintiffs seek undisclosed damages and an accounting.

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses.

3) Teri King, Madie Troy and Gary Vigil, and John Does 1 through 100, Plaintiffs vs. McNeil Real Estate Fund XII, Ltd., Buccaneer Village Fund XII, Corp., McNeil Real Estate Management, Inc., and Jane Does 1 through 100, Defendants - District Court, City and County of Denver, State of Colorado, Case No. 98CV9156 (environmental suit)

     This action was served on Defendants on May 28, 1999. The action was filed with the Court on December 3, 1998. A similar action has been filed by Plaintiffs and others against the State of Colorado and the Colorado Department of Transportation ("CDOT"). This action stems from several leaking underground storage tanks which were owned and operated by CDOT. In 1993, CDOT confirmed the presence of contaminants, including solvents and other hazardous substances, which impacted groundwater within the vicinity of the facility. Continued testing and investigation by CDOT found the contaminant plume to include groundwater located within the vicinity of The Lodge at Aspen Grove Apartments. This action is brought by current and former residents of The Lodge at Aspen Grove Apartments and includes a variety of allegations arising from what Plaintiffs contend was Defendants' failure to adequately disclose their knowledge of the plume of contaminants and possible health consequences to residents from exposure. Defendants take the position that there is no merit to any of Plaintiffs' claims and intend to vigorously defend this action.

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

         11. Statement regarding computation of net income (loss) per limited partnership unit: net income (loss) per limited partnership unit is computed by dividing net income
                                    (loss)  allocated to the limited partners by
                                    the  number  of  limited  partnership  units
                                    outstanding.  Per unit  information has been
                                    computed    based   on    229,666    limited
                                    partnership units outstanding in 1999 and 1998.

         27. Financial Data Schedule for the quarter ended June 30, 1999.

(b) Reports on Form 8-K. A Form 8-K was filed on June 22, 1999 regarding the class action lawsuit on The Lodge at Aspen Grove.

          A Report on Form 8-K dated June 24, 1999 was filed on June 29, 1999 regarding the transaction detailed in Note 9.

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



August 16, 1999                     By: /s/  Ron K. Taylor
---------------                        -----------------------------------------
Date                                    Ron K. Taylor
                                        President and Director of McNeil
                                         Investors, Inc.
                                        (Principal Financial Officer)




August 16, 1999                     By: /s/ Brandon K. Flaming
---------------                        -----------------------------------------
Date                                    Brandon K. Flaming
                                        Vice President of McNeil Investors, Inc.
                                        (Principal Accounting Officer)