Form 10-Q
period 1999-09-30
MCNEIL REAL ESTATE FUND XII LTD
filed 1999-11-15
CIK 351708

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934


      For the quarterly period ended      September 30, 1999
                                     -------------------------------------------

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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                                 BALANCE SHEETS
                                   (Unaudited)

                                                                     September 30,         December 31,
                                                                         1999                  1998
                                                                     -------------         ------------

ASSETS
------

Real estate investments:
   Land .....................................................        $  4,534,618         $  4,534,618
   Buildings and improvements ...............................          60,630,782           59,614,889
                                                                     ------------         ------------
                                                                       65,165,400           64,149,507
   Less:  Accumulated depreciation and amortization .........         (42,195,261)         (39,854,829)
                                                                     ------------         ------------
                                                                       22,970,139           24,294,678

Cash and cash equivalents ...................................           2,470,906            2,135,190
Cash segregated for security deposits .......................             318,477              320,540
Accounts receivable .........................................             213,459              198,842
Prepaid expenses and other assets ...........................             102,332              103,546
Escrow deposits .............................................           1,180,901            1,295,584
Deferred borrowing costs, net of accumulated amorti-
   zation of $482,816 and $491,761 at September
   30, 1999 and December 31, 1998, respectively .............           1,125,995            1,359,656
                                                                     ------------         ------------
                                                                     $ 28,382,209         $ 29,708,036
                                                                     ============         ============

LIABILITIES AND PARTNERS' DEFICIT
---------------------------------

Mortgage notes payable ......................................        $ 37,221,321         $ 37,449,291
Accrued expenses ............................................             222,857              252,497
Accrued interest ............................................             245,808              255,330
Accrued property taxes ......................................           1,039,865              684,333
Litigation expenses payable .................................             200,000                   --
Deferred gain - land condemnation ...........................                  --              297,754
Deferred gain - fire damage .................................              50,880               50,880
Advance from Southmark ......................................              43,836               42,177
Advances from affiliates - General Partner ..................              36,597               34,746
Payable to affiliates - General Partner .....................           4,056,878            4,255,518
Security deposits and deferred rental revenue ...............             396,563              325,586
                                                                     ------------         ------------
                                                                       43,514,605           43,648,112
                                                                     ------------         ------------
Partners' deficit:
   Limited partners - 240,000 limited partnership units
     authorized;  229,666 limited partnership units
     issued and outstanding at September 30, 1999
     and December 31, 1998 ..................................          (5,163,194)          (3,834,776)
   General Partner ..........................................          (9,969,202)         (10,105,300)
                                                                     ------------         ------------
                                                                      (15,132,396)         (13,940,076)
                                                                     ------------         ------------
                                                                     $ 28,382,209         $ 29,708,036
                                                                     ============         ============

The financial information included herein has been prepared by management without audit by independent public accountants.

                 See accompanying notes to financial statements.

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                Three Months Ended                         Nine Months Ended
                                                    September 30,                             September 30,
                                          ---------------------------------         ---------------------------------
                                              1999                  1998                 1999                1998
                                          ------------         ------------         ------------         ------------

Revenue:
   Rental revenue ................        $  3,311,294         $  3,147,850         $  9,771,107         $ 10,493,265
   Interest ......................              38,174              106,627               93,569              199,814
   Gain on sale of real estate ...                  --                   --                   --            9,568,850
   Gain on land condemnation .....                  --                   --              297,754                   --
                                          ------------         ------------         ------------         ------------
     Total revenue ...............           3,349,468            3,254,477           10,162,430           20,261,929
                                          ------------         ------------         ------------         ------------

Expenses:
   Interest ......................             812,697              915,917            2,444,299            3,053,653
   Interest - affiliates .........                 640                  669                1,851                1,983
   Depreciation and
     amortization ................             780,144              791,549            2,340,432            2,313,110
   Property taxes ................             234,724              229,674              708,755              768,023
   Personnel expenses ............             315,735              336,864              981,160            1,163,605
   Utilities .....................             200,422              213,388              678,115              821,746
   Repair and maintenance ........             474,398              452,238            1,329,167            1,373,665
   Property management
     fees - affiliates ...........             159,744              155,257              484,058              512,659
   Other property operating
     expenses ....................             139,787              178,567              411,422              550,517
   Litigation settlement .........             200,000                   --              200,000                   --
   General and administrative ....             216,011               91,013              755,981              458,991
   General and administrative -
     affiliates ..................              69,593               66,752              204,733              210,159
                                          ------------         ------------         ------------         ------------
     Total expenses ..............           3,603,895            3,431,888           10,539,973           11,228,111
                                          ------------         ------------         ------------         ------------

Net income (loss) before
   extraordinary item ............        $   (254,427)        $   (177,411)        $   (377,543)        $  9,033,818
Extraordinary loss on
   extinguishment of debt ........            (215,967)                  --             (215,967)                  --
                                          ------------         ------------         ------------         ------------
Net income (loss) ................        $   (470,394)        $   (177,411)        $   (593,510)        $  9,033,818
                                          ============         ============         ============         ============

Net income (loss) allocable
   to limited partners ...........        $   (446,874)        $   (537,834)        $ (1,328,418)        $  8,582,128
Net income (loss) allocable
   to General Partner ............             (23,520)             360,423              734,908              451,690
                                          ------------         ------------         ------------         ------------
Net income (loss) ................        $   (470,394)        $   (177,411)        $   (593,510)        $  9,033,818
                                          ============         ============         ============         ============

Net income (loss) per limited
   partnership unit ..............        $      (1.95)        $      (2.34)        $      (5.78)        $      37.37
                                          ============         ============         ============         ============

Distributions per limited
   partnership unit ..............        $         --         $       4.36         $         --         $       4.36
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                         STATEMENTS OF PARTNERS' DEFICIT
                                   (Unaudited)

              For the Nine Months Ended September 30, 1999 and 1998



                                                                                               Total
                                                    General              Limited              Partners'
                                                    Partner              Partners             Deficit
                                                  ------------         ------------         ------------
Balance at December 31, 1997 .............        $(10,163,672)        $(10,579,935)        $(20,743,607)

Net income ...............................             451,690            8,582,128            9,033,818

Management Incentive Distribution ........            (622,488)                  --             (622,488)

Distribution to limited partners .........                  --           (1,001,344)          (1,001,344)
                                                  ------------         ------------         ------------

Balance at September 30, 1998 ............        $(10,334,470)        $ (2,999,151)        $(13,333,621)
                                                  ============         ============         ============


Balance at December 31, 1998 .............        $(10,105,300)        $ (3,834,776)        $(13,940,076)

Net income (loss) ........................             734,908           (1,328,418)            (593,510)

Management Incentive Distribution ........            (598,810)                  --             (598,810)
                                                  ------------         ------------         ------------

Balance at September 30, 1999 ............        $ (9,969,202)        $ (5,163,194)        $(15,132,396)
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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                Increase (Decrease) in Cash and Cash Equivalents


                                                                     Nine Months Ended
                                                                       September 30,
                                                            ---------------------------------
                                                                1999                 1998
                                                            ------------         ------------
Cash flows from operating activities:
   Cash received from tenants ......................        $  9,828,638         $ 10,387,896
   Cash paid to suppliers ..........................          (4,194,800)          (4,518,315)
   Cash paid to affiliates .........................            (623,513)            (638,920)
   Interest received ...............................              93,569              199,814
   Interest paid ...................................          (2,378,699)          (3,041,198)
   Property taxes paid .............................            (726,119)            (959,296)
                                                            ------------         ------------
Net cash provided by operating activities ..........           1,999,076            1,429,981
                                                            ------------         ------------

Cash flows from investing activities:
   Additions to real estate investments ............          (1,015,893)            (909,251)
   Proceeds from sale of real estate ...............                  --           18,881,821
   Proceeds from land condemnation .................             499,000                   --
                                                            ------------         ------------
Net cash provided by (used in) investing
   activities ......................................            (516,893)          17,972,570
                                                            ------------         ------------

Cash flows from financing activities:
   Principal payments on mortgage notes
     payable .......................................            (313,056)            (416,574)
   Retirement of mortgage note payable .............          (4,329,914)         (12,523,061)
   Proceeds from mortgage note .....................           4,415,000                   --
   Deferred borrowing costs paid ...................             (55,769)                  --
   Management Incentive Distribution ...............            (862,728)            (400,000)
   Distributions to limited partners ...............                  --           (1,001,344)
                                                            ------------         ------------
Net cash used in financing activities ..............          (1,146,467)         (14,340,979)
                                                            ------------         ------------

Net increase in cash and cash equivalents ..........             335,716            5,061,572

Cash and cash equivalents at beginning of
   period ..........................................           2,135,190            1,423,658
                                                            ------------         ------------

Cash and cash equivalents at end of period .........        $  2,470,906         $  6,485,230
                                                            ============         ============



See discussion of noncash financing activities in Note 8.

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

                        MCNEIL REAL ESTATE FUND XII, LTD.

                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

           Reconciliation of Net Income (Loss) to Net Cash Provided by
                              Operating Activities



                                                                     Nine Months Ended
                                                                        September 30,
                                                              -------------------------------
                                                                  1999               1998
                                                              -----------         -----------
Net income (loss) ....................................        $  (593,510)        $ 9,033,818
                                                              -----------         -----------

Adjustments to reconcile net income (loss) to net
   cash  provided by operating activities:
   Depreciation and amortization .....................          2,340,432           2,313,110
   Amortization of deferred borrowing costs ..........             73,463             103,299
   Net interest added on advances from
     affiliates - General Partner ....................              1,851               1,983
   Net interest added on advances from
     Southmark .......................................              1,659               1,776
   Gain on sale of real estate .......................                 --          (9,568,850)
   Gain on land condemnation .........................           (297,754)                 --
   Extraordinary loss on extinguishment of debt ......            215,967                  --
Changes in assets and liabilities:
     Cash segregated for security deposits ...........              2,063             138,807
     Accounts receivable .............................            (14,617)            (59,987)
     Prepaid expenses and other assets ...............              1,214              35,878
     Escrow deposits .................................           (384,317)              7,763
     Accounts payable ................................                 --              (9,996)
     Accrued expenses ................................            (29,640)           (140,543)
     Accrued interest ................................             (9,522)            (92,620)
     Accrued property taxes ..........................            355,532            (242,694)
     Litigation expenses payable .....................            200,000
     Payable to affiliates - General Partner .........             65,278              83,898
     Security deposits and deferred rental
       revenue .......................................             70,977            (175,661)
                                                              -----------         -----------

       Total adjustments .............................          2,592,586          (7,603,837)
                                                              -----------         -----------

Net cash provided by operating activities ............        $ 1,999,076         $ 1,429,981
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

                               September 30, 1999

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

In the opinion of management, the financial statements reflect all adjustments necessary for a fair presentation of the Partnership's financial position and results of operations. All adjustments were of a normal recurring nature. However, the results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the year ending December 31, 1999.

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

Compensation, reimbursements and distributions paid to or accrued for the benefit of the General Partner and its affiliates are as follows:

                                                                     Nine Months Ended
                                                                      September 30,
                                                               ------------------------
                                                                  1999           1998
                                                               --------        --------
Property management fees - affiliates .................        $484,058        $512,659
Interest - affiliates .................................           1,851           1,983
Charged to general and administrative affiliates:
   Partnership administration .........................         204,733         210,159
                                                               --------        --------
                                                               $690,642        $724,801
                                                               ========        ========

Charged to General Partner's deficit:
   MID ................................................        $598,810        $622,488
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

NOTE 5.
-------

Teri King, Madie Troy and Gary Vigil, and John Does 1 through 100, Plaintiffs vs. McNeil Real Estate Fund XII, Ltd., Buccaneer Village Fund XII, Corp., McNeil Real Estate Management, Inc., and Jane Does 1 through 100, Defendants - District Court, City and County of Denver, State of Colorado, Case No. 98CV9156 (environmental suit)

This action was served on Defendants on May 28, 1999. The action was filed with the Court on December 3, 1998. A similar action has been filed by Plaintiffs and others against the State of Colorado and the Colorado Department of Transportation ("CDOT"). This action stems from several leaking underground storage tanks which were owned and operated by CDOT. In 1993, CDOT confirmed the presence of contaminants, including solvents and other hazardous substances, which impacted groundwater within the vicinity of the facility. Continued testing and investigation by CDOT found the contaminant plume to include groundwater located within the vicinity of The Lodge at Aspen Grove Apartments. This action is brought by current and former residents of The Lodge at Aspen Grove Apartments and includes a variety of allegations arising from what Plaintiffs contend was Defendants' failure to adequately disclose their knowledge of the plume of contaminants and possible health consequences to residents from exposure. On November 11, 1999, Defendants negotiated a settlement with Plaintiffs. The costs of settling with claimants 1 - 100 and for legal fees and expenses are estimated at $200,000 and are reflected on the accompanying Balance Sheet and Statement of Operations.

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

                                                  Gain on Sale     Cash Proceeds
                                                 -------------     -------------

  Cash sales price.........................      $  19,150,000     $ 19,150,000

  Selling costs............................           (268,179)        (268,179)
  Basis of real estate sold................         (9,312,971)
                                                 -------------     ------------

  Gain on sale of real estate..............      $   9,568,850
                                                 ==============

  Proceeds from sale of real estate........                          18,881,821
  Retirement of mortgage note payable......                         (12,523,061)
                                                                   ------------

  Net cash proceeds........................                        $  6,358,760
                                                                   ============

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

       New mortgage note proceeds..................        $   4,415,000
       Amount required to payoff existing debt.....            4,329,914
                                                           -------------

       Cash proceeds from refinancing..............        $      85,086
                                                           =============

The Partnership incurred $55,769 of deferred borrowing costs related to the refinancing of Castle Bluff's mortgage note.

In connection with the refinance of the Castle Bluff mortgage note, the Partnership wrote off $215,967 of deferred borrowing costs related to the prior mortgage note. The write off deferred borrowing costs resulted in a $215,967 extraordinary loss shown on the accompanying Statement of Operations.

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

Pursuant to the terms of the Master Agreement, the limited partners in the Partnership will receive cash on the closing date of the transaction (the "Closing Date") in exchange for their limited partnership interests. In addition, the Partnership will declare a special distribution to its limited partners on the Closing Date equal to its then positive net working capital balance, if any. The estimated aggregate consideration and net working capital distribution to be received per unit of limited partnership interest in the Partnership were estimated as $77.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------  ---------------------------------------------------------------
         RESULTS OF OPERATIONS
         ---------------------

FINANCIAL CONDITION
-------------------

The Partnership is engaged in diversified real estate activities, including the ownership, operation and management of residential and commercial real estate and other real estate related assets. At September 30, 1999, the Partnership owned four apartment properties and one shopping center. Four of the Partnership's properties are subject to mortgage notes.

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

Each of the Partnerships' participation in the transaction is subject to, among other conditions, the approval by a majority of the limited partners of the respective Partnerships. The approval of the limited partners of the Partnerships will be sought at meetings to be held in the coming months after the filing of proxy statements with the Securities and Exchange Commission with respect to the publicly traded Partnerships, and the subsequent mailing of proxy statements to the limited partners. Preliminary proxy statements were filed with the SEC on August 3, 1999 and amended proxy statements were filed September 30, 1999, October 21, 1999 and November 10, 1999.

The aggregate consideration in the transaction has been allocated preliminarily among the general partnership interests and the limited partnership interests in each of the Partnerships and McREMI, based upon an allocation analysis prepared by Stanger & Co. and confirmed by Eastdil. Based upon this allocation analysis and the fairness opinions rendered by Stanger & Co. and Eastdil, the Special Committee, the Board of Directors of McNeil Investors, Inc., the respective general partners of Regency North Associates, Fairfax Associates and McNeil Summerhill have each unanimously approved the allocation of the aggregate consideration. The estimated aggregate consideration and working capital distribution to be received per unit of limited partnership interest of the Partnership were estimated as $77.

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

RESULTS OF OPERATIONS
---------------------

Revenue:

Partnership revenue decreased $10,099,499 for the nine months ended September 30, 1999 as compared to the same period last year. In 1998, the Partnership recognized a gain on sale of real estate of $9,568,850 for the sale of Channingway Apartments. No such gain was recognized in 1999. Rental revenues decreased $722,158 or 7% for the nine months ended September 30, 1999 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments in April 1998, Partnership rental revenues increased $291,714 and $164,797 for the nine months and three months ended September 30, 1999, respectively, as compared to the same periods last year. Interest income decreased $106,245 for the nine months ended September 30, 1999 as compared to the same period last year due to lower cash balances being invested in interest bearing accounts. The Partnership also recognized a gain on land condemnation of $297,754 in the second quarter of 1999. No such gain was recorded in the first nine months of 1998.

Expenses:

Partnership expenses decreased $688,138 or 6% for the nine months ended September 30, 1999 as compared to the same period last year. Excluding the effects of the sale of Channingway Apartments, Partnership expenses increased $223,579 or 2% and increased $161,356 or 5% for the nine months and three months ended September 30, 1999, respectively, as compared to the same periods last year.

Interest expense (excluding Channingway Apartments) decreased $308,580 or 11% for the nine months ended September 30, 1999 as compared to the same period last year. This decrease is primarily due to the payoff of the mortgage note payable on Plaza Westlake in October 1998 and the refinance of the mortgage note on Castle Bluff in July 1999.

Other property operating expenses (excluding Channingway Apartments) decreased $55,967 or 10% for the nine months ended September 30, 1999 as compared to the same period last year. This decrease is primarily due to a decrease in property insurance and locator fees at all of the Partnership's properties.

The Partnership accrued $200,000 during the third quarter of 1999 for settlement of litigation costs as discussed in Note 5 and Part II. Item 1 - Legal Proceedings.

General and administrative expenses increased $296,990 and $124,998 for the nine and three months ended September 30, 1999, respectively, as compared to the same period last year. The increase was mainly due to increased costs incurred to explore alternatives to maximize the value of the Partnership (see Recent Developments) and due to a $159,596 reallocation of previously paid transaction costs among the Partnerships and McREMI in the second quarter of 1999 (see Note
9).

In connection with the recent refinancing of the Castle Bluff mortgage note, the Partnership wrote off $215,967 of unamortized deferred borrowing costs associated with the prior Castle Bluff mortgage note. The write off resulted in a $215,967 extraordinary loss.

All other remaining expense categories (excluding Channingway Apartments) remained comparable to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

During the first nine months of 1999, the Partnership provided $1,999,076 in cash from operations as compared to $1,429,981 in cash from operations in 1998. The $569,095 increase can be attributed to the decreases in cash paid to suppliers, interest and property taxes paid offset by the decrease in cash received from tenants in the first nine months of 1999 as compared to the same period in 1998.

The Partnership expended $1,015,893 and $909,251 for capital improvements to its properties for the nine months ended September 30, 1999 and 1998, respectively. In June 1999, the Partnership also received proceeds of $499,000 for a land condemnation in 1996 in which Cobb County needed the land for highway construction.

Total principal payments on mortgage notes payable were $313,056 for the nine months ended September 30, 1999 as compared to $416,574 for the same period in 1998. During 1999, the Partnership also paid $862,728 in MID to the General Partner. The Partnership refinanced a mortgage loan of $4,329,914 and recorded mortgage loan proceeds of $4,415,000 during the third quarter of 1999.

Short-term liquidity:

At September 30, 1999, the Partnership held cash and cash equivalents of $2,470,906. The General Partner believes that anticipated operating results for 1999 will be sufficient to fund the Partnership's budgeted $1.2 million in capital improvements for 1999 and to repay the current portion of the Partnership's mortgage notes.

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

Income (loss) allocation and distributions:

Terms of the Amended Partnership Agreement specify that income (loss) before depreciation is allocated to the General Partner to the extent of MID paid in cash. Depreciation is allocated in the ratio of 95:5 to the limited partners and the General Partner, respectively. Therefore, for the nine months ended September 30, 1999 and 1998, $734,908 and $451,690, respectively, was allocated to the General Partner. The limited partners received allocations of $(1,328,418) and $8,582,128 for the nine months ended September 30, 1999 and 1998, respectively.

Forward-Looking Information:

Within this document, certain statements are made as to the expected occupancy trends, financial condition, results of operations, and cash flows of the Partnership for periods after September 30, 1999. All of these statements are forward-looking statements made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These statements are not historical and involve risks and uncertainties. The Partnership's actual occupancy trends, financial condition, results of operations, and cash flows for future periods may differ materially due to several factors. These factors include, but are not limited to, the Partnership's ability to control costs, make necessary capital improvements, negotiate sales or refinancings of its properties, and respond to changing economic and competitive factors.

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

     On October 6, 1998, the court gave preliminary approval to the settlement. It granted final approval to the settlement on July 8, 1999 and entered a Final Order and Judgment dismissing the consolidated action with prejudice. As a condition of final approval, the court requested, and the parties agreed to, a slight modification of the release in the Stipulation of Settlement with respect to future claims. Plaintiffs' counsel intends to seek an order awarding attorneys' fees and reimbursing their out-of-pocket expenses in an amount which is as yet undetermined. Fees and expenses shall be allocated amongst the Partnerships on a pro rata basis, based upon tangible asset value of each such partnership, less total liabilities, calculated in accordance with the Amended Partnership Agreements for the quarter most recently ended. A Notice of Appeal was filed September 3, 1999 by High River Limited Partnership, Unicorn Associates Corporation and Longacre Corporation.

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

     On July 30, 1999, defendants filed an answer to the High River Complaint, denying each and every material allegation contained in the High River Complaint and asserting several affirmative defenses. Settlement negotiations are underway.

3) Teri King, Madie Troy and Gary Vigil, and John Does 1 through 100, Plaintiffs vs. McNeil Real Estate Fund XII, Ltd., Buccaneer Village Fund XII, Corp., McNeil Real Estate Management, Inc., and Jane Does 1 through 100, Defendants - District Court, City and County of Denver, State of Colorado, Case No. 98CV9156 (environmental suit)

     This action was served on Defendants on May 28, 1999. The action was filed with the Court on December 3, 1998. A similar action has been filed by Plaintiffs and others against the State of Colorado and the Colorado Department of Transportation ("CDOT"). This action stems from several leaking underground storage tanks which were owned and operated by CDOT. In 1993, CDOT confirmed the presence of contaminants, including solvents and other hazardous substances, which impacted groundwater within the vicinity of the facility. Continued testing and investigation by CDOT found the contaminant plume to include groundwater located within the vicinity of The Lodge at Aspen Grove Apartments. This action is brought by current and former residents of The Lodge at Aspen Grove Apartments and includes a variety of allegations arising from what Plaintiffs contend was Defendants' failure to adequately disclose their knowledge of the plume of contaminants and possible health consequences to residents from exposure. On November 11, 1999, Defendants negotiated a settlement with Plaintiffs. The costs of settling with claimants 1 - 100 and for legal fees and expenses are estimated at $200,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
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

         27.                        Financial Data Schedule for the quarter
                                    ended September 30, 1999.

(b) Reports on Form 8-K. A Report on Form 8-K dated July 8, 1999 was filed on July 9, 1999 regarding the letter received from High River Limited Partnership.

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



November 15, 1999                 By: /s/  Ron K. Taylor
-----------------                    -------------------------------------------
Date                                  Ron K. Taylor
                                      President and Director of McNeil
                                         Investors, Inc.
                                      (Principal Financial Officer)




November 15, 1999                 By: /s/  Brandon K. Flaming
-----------------                    -------------------------------------------
Date                                  Brandon K. Flaming
                                      Vice President of McNeil Investors, Inc.
                                      (Principal Accounting Officer)